Form 10-Q
period 1997-03-31
VISTANA INC
filed 1997-05-15
CIK 1029753

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1997

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number   0-29114
                           -------------


                                 VISTANA, INC.
            (Exact Name of Registrant as Specified in its Charter)

                FLORIDA                                59-3415620
        (State of Incorporation)           (IRS Employer Identification Number)

                              8801 Vistana Centre Drive
                                Orlando, Florida 32821
               (Address of Principal Executive Offices and Zip Code)

                                (407) 239-3100
              (Registrant's Telephone Number Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X       No
             -----       -----

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 7, 1997: 18,800,000 shares.

     This quarterly report on Form 10-Q contains 15 pages, of which this is page 1.

                        VISTANA, INC. AND SUBSIDIARIES

                                     Index

Part I   Financial Information
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets, March 31, 1997 (unaudited)
                  and December 31, 1996                                                Page 3

                  Condensed Consolidated Statements of Income for the
                  three month periods ended March 31,1997 and 1996 (unaudited)         Page 4

                  Condensed Consolidated Statement of Cash Flows for the
                  three month periods ended March 31, 1997 and 1996 (unaudited)        Page 5

                  Notes to Condensed Consolidated Financial Statements (unaudited)     Page 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                  Page 10


Part II  Other Information


         Item 1.  Legal Proceedings                                                    Page 14
                  None

         Item 2.  Changes in Securities                                                Page 14
                  None

         Item 3.  Defaults upon Senior Securities                                      Page 14
                  None

         Item 4.  Submission of Matters to a Vote of Security Holders                  Page 14
                  None

         Item 5.  Other Information                                                    Page 14
                  None

         Item 6.  Exhibits and Reports on Form 8-K                                     Page 14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        VISTANA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                    March 31,   December 31,
                                                      1997          1996
                                                   -----------  ------------
                                                   (unaudited)

ASSETS
Cash and cash equivalents                            $ 14,171       $  6,134
Restricted cash                                         5,925          3,847
Customer mortgages receivable, net                    104,681        100,166
Other receivables, net                                  3,796          4,111

Inventory of Vacation Ownership Interests              23,173         16,541
Construction in progress                                6,682          8,670
                                                     --------       --------

     Total Vacation Ownership Interests                29,855         25,211
                                                     --------       --------

Prepaid expenses and other assets                      12,052         13,978
Land held for development                               7,664          8,080
Property and equipment, net                            12,838         12,395
                                                     --------       --------

     Total Assets                                    $190,982       $173,922
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities                3,895          3,829
Accrued compensation and benefits                       6,696          9,291
Customer deposits                                       5,855          4,995
Deferred income taxes                                  13,394             --
Other liabilities                                       7,293          6,160
Notes and mortgages payable                            86,848        118,557
                                                     --------       --------

     Total Liabilities                                123,981        142,832

Minority interest                                       4,364          4,442

Shareholder's Equity

Common stock, $.01 par value:
  Authorized 100,000,000 shares                           188             --
Issued and outstanding 18,800,000 shares
  at March 31, 1997
Additional paid-in capital                             62,134             --
Retained earnings                                         315             --
Equity of predecessor entities                             --         26,648
                                                     --------       --------

     Total Shareholder's Equity                        62,637         26,648
                                                     --------       --------

     Total Liabilities and Shareholder's Equity      $190,982       $173,922
                                                     ========       ========

See accompanying notes to condensed consolidated financial statements.

                         VISTANA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                        -------------------
                                                                          1997        1996
                                                                        -------     -------

Revenues:
     Vacation Ownership Interest sales                                  $18,246     $13,529
     Interest                                                             4,445       3,563
     Resort                                                               3,886       3,621
     Telecommunications                                                   1,583       1,325
     Other                                                                  143         121
                                                                        -------     -------
Total revenues                                                           28,303      22,159
                                                                        -------     -------
Costs and operating expenses:
     Vacation Ownership Interests cost of sales                           4,217       3,502
     Sales and marketing                                                  8,581       6,031
     Interest expense - treasury                                          1,775       1,660
     Provision for doubtful accounts                                      1,282         970
     Resort                                                               3,158       3,056
     Telecommunications                                                   1,271       1,072
     General and administrative                                           2,362       1,624
     Depreciation and amortization                                          708         536
     Interest expense - other                                               760       1,050
     Other                                                                  790        (133)
     Deferred executive incentive compensation                             --           256
                                                                        -------     -------
Total costs and operating expenses                                       24,904      19,624
                                                                        -------     -------
Operating income                                                          3,399       2,535
     Excess value recognized                                                 18          35
     Minority interest                                                       79        --
                                                                        -------     -------
Income before income taxes and extraordinary item                         3,496       2,570
     Provision for income taxes                                             700        --
     Non-recurring charge associated with the change of
     tax status                                                          13,201        --
                                                                        -------     -------
Income (Loss) before extraordinary item                                 (10,405)      2,570
     Extraordinary item early extinguishment of debt (net of tax)          (825)       --
                                                                        -------     -------

          Net Income (Loss)                                            ($11,230)    $ 2,570
                                                                        =======     =======

Per Share Data:
    Loss per share before extraordinary item                             ($0.66)       --
    Extraordinary item                                                   ($0.05)       --
                                                                          -----     -------
    Net loss per share                                                   ($0.71)       --
                                                                          =====     =======

Weighted average number of shares outstanding:                       15,819,444        --
                                                                     ==========     =======

Pro Forma Share Data:
    Income before income taxes                                             --       $ 2,570
    Income tax provision                                                   --           977
                                                                                    -------
    Net income                                                             --       $ 1,593
                                                                     ==========     =======
    Net income per share                                                   --       $  0.11
                                                                     ==========     =======
    Weighted average number of shares outstanding                          --    14,175,000
                                                                     ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                        VISTANA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                             ------------------
                                                                             1997           1996
                                                                             ----           ----
OPERATING ACTIVITIES
Net income (Loss)                                                            $(11,230)      $ 2,570
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization expense                                        708           536
     Amortization of discount on customer mortgages
          receivable                                                             (765)         (542)
     Provision for doubtful accounts                                            1,282           970
     Minority interest                                                            (79)          --
     Deferred income taxes                                                     13,394           --
     Changes in operating assets and liabilities:
          Other receivables, net                                                  315           (14)
          Vacation ownership interest                                          (4,228)        2,797
          Prepaid expenses and other assets                                     1,624           985
          Accounts payable and accrued liabilities                                 66        (2,287)
          Accrued compensation and benefits                                    (2,595)         (327)
          Customer deposits                                                       860           895
          Repurchase obligations                                                   --        (1,179)
          Other liabilities                                                     1,132         2,752
                                                                             --------       -------
               Net cash provided by operating activities                          484         7,156
                                                                             --------       -------

INVESTING ACTIVITIES
Expenditures for land, property and equipment                                    (849)         (596)
Origination of customer mortgages receivable                                   (5,032)       (3,692)
Additions to restricted cash                                                   (2,078)         (452)
                                                                             --------       -------
               Net cash used in investing activities                           (7,959)       (4,740)
                                                                             --------       -------

FINANCING ACTIVITIES
Proceeds from notes and mortgages payable                                      17,593         8,771
Payments on notes and mortgages payable                                       (49,301)       (9,156)
Proceeds from public offering                                                  51,615           --
Costs of public offering                                                       (2,150)          --
Equity distributions                                                           (2,245)         (734)
                                                                             --------       -------

               Net cash provided (used) by financing activities                15,512        (1,119)
                                                                             --------       -------
               Net increase in cash and cash equivalents                     $  8,037       $ 1,297
                                                                             ========       =======

Cash and cash equivalents, beginning of period                               $  6,134       $ 7,543

Cash and cash equivalents, end of period                                     $ 14,171       $ 8,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                                $  2,436       $ 2,472
                                                                             ========       =======


See accompanying notes to condensed consolidated financial statements.

                        VISTANA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1. General

Vistana, Inc. and its consolidated subsidiaries (the "Company") generate revenues from the sale and financing of vacation ownership interests ("VOI's") in its resort properties which typically entitle the buyer to ownership of a fully-furnished unit for a one week period on an annual or an alternate-year basis. The Company's principal operations consist of (1) constructing, furnishing, marketing and selling VOI's, (2) providing consumer financing for the purchase of VOI's at its resorts, (3) managing the operations of its resorts and related amenities, and (4) installation and maintenance of telecommunications equipment for others on a limited basis. The Company sells VOI's to both domestic and foreign purchasers. All contracts relating to the sale of VOI's are denominated in United States (U. S.) dollars.

The condensed consolidated financial statements shown herein for the Company and its consolidated subsidiaries for each respective period include the operations of its predecessors in interest. The Company became the parent company for all of the operations of its predecessors in connection with its initial public offering (the "Offering") completed on February 28, 1997.

At March 31, 1997, the condensed consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and two partnerships between one or more subsidiaries and unaffiliated third party partners wherein the Company exercises operational and financial control over such partnerships. Interests of unaffiliated third parties are reflected as minority interests.

The condensed consolidated financial statements of the Company as of and for the three months ended March 31, 1997 have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1997 and the consolidated results of its operations for the three months ended March 31, 1997 and 1996. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements and footnotes should be read in conjunction with the audited combined financial statements and notes included in Amendment No.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-19045) filed with the Securities and Exchange Commission on February 28, 1997. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Registration Statement on Form S-1.

Note 2. Effective New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which simplifies the calculation of earnings per share as currently calculated under APB 15. Compliance with this statement cannot be implemented by the Company before December 31, 1997.

Note 3. Earnings Per Share

Earnings per share is calculated on the weighted average number of shares outstanding as if the Offering had occurred at the beginning of the period. The dilutive effect of common stock equivalents for the computation of earnings per share was less than 3% for the three months ended March 31, 1997. For periods prior to the Offering on February 28, 1997, 14,175,000 shares were assumed to be outstanding which included the shares issued by the Company in exchange for the interests in the predecessor corporations and limited partnerships. Earnings per share for the period ended March 31, 1996 has been adjusted to reflect proforma tax expense of $977,000.

Note 4. Capital Transactions and Public Offering

During the three months ended March 31, 1997, the Company consummated the Offering of 4,625,000 shares of the Company's common stock at a price of $12 per share. The net proceeds from the Offering, after deducting the related issuance costs, amounted to approximately $49.5 million. In addition, 14,175,000 shares of the Company's common stock were issued just prior to and in connection with the formation transactions to the former holders of interests in the Company's predecessor corporations and limited partnerships.

In addition, in connection with the Offering and the formation transactions, (1) former equity holders of the Company's predecessor corporations and limited partnerships received a distribution of approximately $2.5 million, $0.3 million of which represented the balance of such holders' federal and state income tax liability attributable to their ownership of such entities through the date of the Offering and $2.2 million of which represented the retained earnings of the Company's predecessor corporations and limited partnerships for which such holders had previously paid income tax; and (2) the Company used approximately $39.8 million to prepay outstanding indebtedness, together with accrued interest and related prepayment penalties.

The formation transactions have been accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the net assets of the predecessor corporations and limited partnerships were recorded at the predecessor entity's basis. In addition, the accompanying condensed consolidated financial statements reflect historical results of operations of the predecessor corporations and limited partnerships on a combined basis.

Note 5. Customer Mortgages Receivable, Net

At March 31, 1997 and December 31, 1996, customer mortgages receivable, net consisted of:

                                                     March 31,   December 31,
                                                        1997         1996
                                                     ----------  -------------
                                                          (In thousands)

Customer mortgages receivable, gross                  $119,478       $115,970
Less:
      Unamortized discount on repurchased
       customer mortgages receivable                    (4,774)        (5,539)
      Unamortized excess value over consideration          (62)           (74)

      Allowance for loss on receivables                 (9,961)       (10,191)
                                                      --------       --------

Customer mortgages receivable, net                    $104,681       $100,166
                                                      ========       ========

As of March 31, 1997 and December 31, 1996, customer mortgages receivable, gross, from foreign buyers aggregated approximately $29.1 million and $28.1 million respectively, with buyers within no individual foreign country aggregating more than 5% of gross outstanding customer mortgages receivable.

Stated interest rate on customer mortgages receivable outstanding at March 31, 1997 range from 00.0% to 17.9% per annum (averaging approximately 14.09% per annum contractually). Interest is not imputed on customer mortgages receivable with less than a market interest rate because such amounts are immaterial.

The activity in the customer mortgages receivable allowance for doubtful accounts is as follows:

                                                                     March 31,      March 31,
                                                                       1997           1996
                                                                   -------------  -------------
                                                                           (In thousands)
Balance, beginning of period                                            $10,191       $ 9,009
Provision for doubtful accounts                                           1,282           970
Allowance relating to repurchased customer mortgages receivable             ---           ---
Customer mortgages receivable charged off                                (1,512)         (806)
                                                                        -------       -------

Balance, end of period                                                  $ 9,961       $ 9,173
                                                                        =======       =======

Note 6. Notes and Mortgages Payable

At March 31, 1997 and December 31, 1996 notes and mortgages payable consisted of:

                                                                          March 31,    December 31,
                                                                            1997           1996
                                                                           -------       --------
                                                                               (In thousands)
Notes payable and mortgage obligations to lender, cross collateralized, which bear interest at prime plus 2% (10.25% per annum at March 31,
1997).  A total of $147.3 million may be borrowed.  Maturity dates range from July 1997 to May 2004.  Notes are secured by customer mortgages
receivable, land and improvements.                                         $53,540       $ 70,135

Notes payable to bank bearing interest ranging from 8.35% to 11.37%
per annum and with maturity dates ranging from December 1997 to
December 2005.  Notes are secured by customer mortgages receivable,
land and improvements, and equipment.                                       10,556         31,893

Notes payable and mortgage obligations to lender, cross collateralized, which bear interest at prime plus 2% (10.25% per annum at March 31,
1997) plus incentive fees.  A total of $39.4 million may be borrowed.
Monthly interest payments are required.  Maturity dates range
from June 25, 2001 to July 24, 2001.                                        22,752         16,529
                                                                           -------       --------

Total notes and mortgages payable:                                         $86,848       $118,557
                                                                           =======       ========

During the quarter ended March 31, 1997, the Company repaid $38.9 million of debt. The Company recorded an expense relating to the write-off of previously capitalized fees and prepayment penalties of $.8 million, net of related tax benefits of $.5 million.

Note 7. Income Taxes

As the result of the Offering and the formation transactions, the Company became subject to federal, state and foreign income taxes and was required to record a deferred tax liability of $13.2 million for cumulative temporary differences between financial reporting and tax reporting. The deferred tax assets, deferred tax liabilities and the current tax provision were estimated based on management's current estimate as of the end of the period. The provision for income taxes reflects the income tax expense from the date of the Offering through March 31, 1997.

The Company reports most of its sales of VOI's on the installment method for federal income tax purposes. As a result, the Company does not recognize taxable income on these sales until the installment payments have been received from the Company's customers. The Company is not currently subject to the Alternative Minimum Tax ("AMT") as a result of the deferred income which results from the installment sales method, but may become subject to the AMT in the future.

Under Section 453(l) of the Internal Revenue Code, interest may be imposed on the amount of tax attributable to the installment payments on customer receivables for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to pay tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The Company has not included a provision for this interest, as it is not currently subject to the tax. However, in the future it may become so. The Company continues to monitor its tax provision and may adjust it to provide for this interest in the future.

Note 8. Stock Plans

In December 1996, the Company granted certain executive officers and other employees options to purchase an aggregate of 535,000 shares of Common Stock at an exercise price of $11.00 per share, none of which were exercised during the period. In addition, in February 1997, the Company granted 1,026,000 options to purchase shares of Common Stock at an exercise price of $12.00 per share to certain employees, directors and an outside consultant, none of which were exercised during the period.


Certain of the former owners of the Company's predecessor corporations and limited partnership interests granted to certain executive officers and other employees of the Company options to acquire an aggregate of 1,350,000 shares of Common Stock at an exercise price equal to $12 per share.  These options are currently exercisable in full and will terminate ten years after the date of grant.

Note 9.  Proforma Information


                      VISTANA, INC. AND ITS SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                   March 31, 1997
                                                               ----------------------------------------------------
                                                                                       Proforma
                                                                 Actual               Adjustments         Proforma
                                                               ----------             -----------        ----------
Revenues:
    Vacation Ownership Interest sales                            $18,246                                    $18,246
    Interest                                                       4,445                                      4,445
    Resort                                                         3,886                                      3,886
    Telecommunications                                             1,583                                      1,583
    Other                                                            143                                        143
                                                               ---------                                 ----------
Total revenues                                                    28,303                                     28,303

Costs and operating expenses:
    Vacation Ownership Interest cost of sales                      4,217                                      4,217
    Sales and marketing                                            8,581                                      8,581
    Interest expense - treasury                                    1,775                     (358)a.          1,417
    Provision for doubtful accounts                                1,282                                      1,282
    Resort                                                         3,158                                      3,158
    Telecommunications                                             1,271                                      1,271
    General and administrative                                     2,362                                      2,362
    Depreciation and amortization                                    708                                        708
    Interest expense - other                                         760                     (356)a.            404
    Other                                                            790                                        790
    Deferred executive incentive compensation                          0                                          0
                                                               ---------              -----------        ----------
Total costs and operating expenses                                24,904                     (714)           24,190
                                                               ---------              -----------        ----------
Operating Income                                                   3,399                      714             4,113
    Excess value recognized                                           18                                         18
    Minority Interest                                                 79                                         79
                                                               ---------              -----------        ----------
Income before income taxes and extraordinary item                  3,496                      714             4,210
    Provision for taxes - regular                                   (700)                    (900)b.         (1,600)
    Non-recurring change associated with the conversion of
    S-Corporation to C-Corporation tax status                    (13,201)                  13,201 c.              0
                                                               ---------              -----------        ----------
Income/(Loss) before extraordinary item                          (10,405)                  13,015             2,610
    Extraordinary item early extinguishment of debt (net of tax)    (825)                     825 d.              0
                                                               ---------              -----------        ----------
Net Income                                                      ($11,230)                 $13,840           $ 2,610
                                                               =========              ===========        ==========

Proforma weighted average shares of common
stock outstanding                                                                                        18,800,000
                                                                                                         ==========

Proforma net income per share of common stock                                                               $  0.14
                                                                                                          ---------


                                                                                        March 31, 1996
                                                                       ------------------------------------------------
                                                                                             Proforma
                                                                          Actual           Adjustments        Proforma
                                                                       ----------         ------------      -----------
Revenues:
    Vacation Ownership Interest sales                                     $13,529                               $13,529
    Interest                                                                3,563                                 3,563
    Resort                                                                  3,621                                 3,621
    Telecommunications                                                      1,325                                 1,325
    Other                                                                     121                                   121
                                                                       ----------                           -----------
Total revenues                                                             22,159                                22,159


Costs and operating expenses:
    Vacation Ownership Interest cost of sales                               3,502                                 3,502
    Sales and marketing                                                     6,031                                 6,031
    Interest expense - treasury                                             1,660                (240)e.          1,420
    Provision for doubtful accounts                                           970                                   970
    Resort                                                                  3,056                                 3,056
    Telecommunications                                                      1,072                                 1,072
    General and administrative                                              1,624                                 1,624
    Depreciation and amortization                                             536                                   536
    Interest expense - other                                                1,050                (797)e.            253
    Other                                                                    (133)                                 (133)
    Deferred executive incentive compensation                                 256                                   256
                                                                       ----------         -----------       -----------
Total costs and operating expenses                                         19,624              (1,037)           18,587
                                                                       ----------         -----------       -----------

Operating Income                                                            2,535               1,037             3,572
    Excess value recognized                                                    35                                    35
    Minority Interest                                                           0                                     0
                                                                       ----------         -----------       -----------
Income before income taxes and extraordinary item                           2,570               1,037             3,607
    Provision for taxes - regular                                               0              (1,371)f.         (1,371)
    Non-recurring change associated with the conversion of
    S-Corporation to C-Corporation tax status                                   0                                     0
                                                                       ----------         -----------       -----------
Income/(Loss) before extraordinary item                                     2,570                (334)            2,236
    Extraordinary item early extinguishment of debt (net of tax)                0                   0                 0
                                                                       ----------         -----------       -----------
Net Income                                                                $ 2,570               ($334)      $     2,236
                                                                       ==========         ===========       ===========


Proforma weighted average shares of common stock outstanding                                                 18,800,000
                                                                                                            ===========

Proforma net income per share of common stock                                                               $      0.12
                                                                                                            ===========

Notes: The proforma statements of income give effect to the consolidation of the Company's predecessor corporations and partnerships and the Company's initial public offering as if these events occurred at the beginning of each respective period. The proforma adjustments are based upon currently available information and certain assumptions that the Company's management believes are reasonable under current circumstances.

a) Reflects the effect on 1997 historical statements of income of the issuance of common stock on January 1, 1997 and the reduction of interest expense with the early retirement of $38.9 million of debt.
b) Reflects the effect on 1997 historical statements of income referred to in note (a) and assumes the Company had been treated as a C corporation, rather than the treatment of the Company's predecessors as S corporations and limited partnerships for federal income tax purposes.
c) Reflects the elimination of the non-recurring charge for deferred taxes that relate to the formation transaction.
d) Reflects the write-off of prepaid financing fees related to the notes and mortgages payable to financial institutions.

e) Reflects the effect on 1996 historical statements of income of the issuance of common stock on January 1, 1996 and the reduction of interest expense with the early retirement of $38.9 million of term debt.
f) Reflcts the effect on 1996 historical statements of income referred to in note (a) and assumes the Company had been treated as a C Corporation rather than the treatment of the Company's predecessors as S corporations and limited partnerships for federal income tax purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion of the Company's results of operations is derived from the condensed consolidated statements of income for the three months ended March 31, 1997 and March 31, 1996.

                                                                         Three Months Ended
                                                                              March 31
                                                                       1997              1996
                                                                      ------            ------
STATEMENT OF OPERATIONS:
AS A PERCENTAGE OF TOTAL REVENUES:
VOI sales                                                              64.5%             61.1%
Interest                                                               15.7%             16.1%
Resort                                                                 13.7%             16.3%
Telecommunications                                                      5.6%              6.0%
Other                                                                   0.5%              0.5%
                                                                      ------            ------
    Total revenues                                                    100.0%            100.0%
                                                                      ======            ======

AS A PERCENTAGE OF VOI SALES:
VOI cost of sales                                                      23.1%             25.9%
Sales and marketing                                                    47.0%             44.6%
Provision for doubtful accounts                                         7.0%              7.2%

AS A PERCENTAGE OF INTEREST REVENUES:
Loan portfolio:
  Interest expense - treasury                                          39.9%             46.6%

AS A PERCENTAGE OF TOTAL REVENUES:
General and administrative                                              8.3%              7.3%
Depreciation and amortization                                           2.5%              2.4%
Interest expense - other                                                2.7%              4.7%
Other                                                                   2.8%             -0.6%
    Total costs and operating expenses                                 88.0%             88.6%

AS A PERCENTAGE OF RESORT REVENUES:
Resort expenses (1)                                                    81.3%             84.4%

AS A PERCENTAGE OF TELECOMMUNICATION REVENUES:
Telecommunications expenses (1)                                        80.3%             80.9%

SELECTED OPERATING DATA:
Number of resorts at end of period                                        3                 2
Number of VOI's sold (2)                                              1,842             1,350
Number of VOI's in inventory at period end (3)                       14,915             4,150
Average sales price per VOI sold                                     $9,905           $10,022

-----------------------------------
(1) Does not include interest and depreciation expenses.

(2) Includes both sales of annual and alternate-year VOI's.

(3) Inventory classified as annual VOI's.

Comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996.

Revenue:

For the three months ended March 31, 1997, the Company recognized total revenues of $28.3 million compared to $22.2 million for the three months ended March 31, 1996, an increase of $6.1 million, or 27.7%. This increase is primarily due to a $4.7 million increase in sales of VOI's from $13.5 million during 1996 to $18.2 million during 1997, an increase of 34.9%. VOI sales increased due to a 36.4% increase in the number of VOI's sold, partially offset by a 1.2% decrease in the average sales price (which was primarily due to the inclusion of VOI sales at Oak Plantation Resort at a lower average price in the current period). The increase in VOI's sold was a result of expanded sales and marketing programs, both in central Florida and internationally, and sales of VOI's at Oak Plantation Resort which were included in sales for 1997 but not 1996.

Interest income increased 24.8%, from $3.6 million to $4.4 million due to a 25.0% increase in the average principal amount of net customer mortgages receivable from $82.1 million to $102.4 million. Also included in interest income is the discount amortization on customer mortgages receivable recognized during the comparable three month periods ended March 31, 1997 and March 31, 1996 of $.8 million and $.5 million, respectively, relating to the repurchase of customer mortgages receivable. This discount resulted from a 1995 transaction in which the Company re-acquired customer mortgages receivable (pursuant to a related clean up call provision) which had been previously sold in 1991 as well as recognition of a discount on certain customer mortgages receivable repurchased in 1996 (pursuant to a related clean-up call provision) from an investment partnership. As of March 31, 1997, $4.8 million of total unamortized discount remained and is expected to be amortized through 1999.

Resort revenue increased 7.3%, from $3.6 million to $3.9 million, as a result of increased room rentals and room rates at Vistana Resort in Orlando and the impact of additional room rentals at Oak Plantation Resort, which are included for March 31, 1997, but not for 1996. Telecommunication revenues (guest telephone charges relating to the existing resorts and revenues from contracting services provided to third parties) increased 19.5% from $1.3 million at March 31, 1996 to $1.6 million at March 31, 1997, due to increased telephone usage by resort guests and an increase in contracting revenues from $1.0 million to $1.3 million.

Costs and Operating Expenses:

Operating costs and expenses increased 26.9% from $19.6 million to $24.9 million, although as a percentage of total revenues, operating costs and expenses decreased from 88.6% in 1996 to 88.0% in 1997. VOI product costs, as a percentage of VOI revenues, decreased from 25.9% in 1996 to 23.1% in 1997, as a result of sales in the current period of phases with relatively lower per unit costs at Vistana Resort. The Company anticipates later phases at Vistana Resort will continue to have relatively lower per unit costs. Sales and marketing expenses increased 42.3% from $6.0 million in 1996 to $8.6 million in 1997 during the comparable three month period due to a 34.9% increase in related VOI sales levels as well as pre-opening expenses related to the opening of the Company's newest national and international sales facilities.

Loan portfolio expenses consisting of interest expense--treasury increased to $1.8 million in 1997 from $1.7 million in 1996 primarily as a result of increased financing activities associated with the increased sales of VOI's, net of the interest benefit or debt repayment from a portion of the proceeds of the Offering. Provision for doubtful accounts remained relatively constant at 7.0% of VOI revenues in 1997 compared to 7.2% in 1996. The Company annually monitors its provision for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable and provides for additions to the reserve as a percentage of VOI's sold in the applicable period. Management believes that the provision is adequate for such future losses. Resort and telecommunication expenses increased at a late commensurate with that of related revenues.

General and administrative expenses increased from $1.6 million for the three months ended March 31, 1996 to $2.4 million for the three months ended March 31, 1997, increasing slightly, as a percent of total revenues, from 7.3% in 1996 to 8.3% in 1997. The increase in general and administrative expenses was the result of (1) increased revenue levels and commensurate business activities, (2) the addition of a number of senior managers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's future growth, (3) the Company's expenses and reporting obligations as a public company, and (4) added salary, travel and office expenses attributable to the current and planned growth in the size of the Company. Depreciation and amortization increased at a rate lower than that of total revenues reflecting the leveraging of these costs and assets over a larger revenue base. In addition, operating costs and expenses decreased by $256,000 as a result of a decrease in the amount of deferred executive incentive compensation. Interest expense-other decreased due to early extinguishment of debt from funds provided by the Offering.

Operating income increased 34.1% to $3.4 million, or 12.0% of total revenues, during the three months ended March 31, 1997 from $2.5 million, or 11.4% of total revenues, during the three months ended March 31, 1996.

Provision for Income Taxes:

As the result of the Offering and the formation transactions, the Company became subject to federal, state and foreign income taxes and was required to record a nonrecurring deferred tax liability of $13.2 million for cumulative temporary differences between financial reporting and tax reporting. For the quarter ended March 31, 1997, the Company also recorded a deferred income tax expense provision of $700,000, less $500,000 relating to the extraordinary item which was recorded net of tax. The deferred tax assets, deferred tax liabilities and the current tax provision were estimated based on management's most recent information as of March 31, 1997. The provision for income taxes reflects the income tax expense from the date of the formation through March 31, 1997.

The Company reports most of its sales of VOI's on the installment method for federal income tax purposes. As a result, the Company does not recognize taxable income on these sales until the installment payments have been received from the Company's customers. The Company is not currently subject to the Alternative Minimum Tax ("AMT") as a result of the deferred income which results from the installment sales method, but may become subject to the AMT in the future.

Under Section 453(l) of the Internal Revenue Code, interest may be imposed on the amount of tax attributable to the installment payments on customer receivables for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to pay tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The Company has not included a provision for any of this interest since it is not currently subject to tax. However, in the future it may become so. The Company continues to monitor its tax provision and may adjust it to provide for this interest in the future.

Extraordinary Item:

During the quarter ended March 31, 1997, the Company repaid $38.9 million of debt. The Company recorded an expense relating to the write-off of previously capitalized fees and prepayment penalties of $.8 million, net of related tax benefits of $.5 million.

LIQUIDITY AND CAPITAL RESOURCES:

The Company generates cash from operations from the sales and financing of VOI's, resort operations, management activities and telecommunication services. With respect to the sale of VOI's, the Company generates cash for operations from customer down payments and third party financing of customer mortgages receivable in amounts typically equal to 90% of the related customer mortgage receivable. The Company generates additional cash from the financing of VOI's equal to the difference between the interest charged on the customer mortgages receivable (which averaged 14.09% at March 31, 1997) and the interest paid on the notes payable secured by the Company's pledge of such customer mortgages receivable (which averaged 10.25 at March 31, 1997). Cash provided by operations for the three months ended March 31, 1997 and 1996 was $0.5 million and $7.1 million, respectively. The reduction in 1997 is due primarily to the increase in expenditures to complete additional units in the inventory of VOI's and payment of the increase in accrued compensation benefits.

Net cash used in investing activities for the three months ended March 31, 1997 and 1996 was $8.0 million and $4.7 million, respectively, principally due to increased sales of VOI's and the related increase in customer mortgages receivable.

Net cash provided by financing activities was $15.5 million during the quarterly period ended March 31, 1997 versus a net cash used in 1996 of $1.1 million primarily due to the Company's issuance in the 1997 quarter of 4,625,000 shares of common stock in the Offering resulting in approximately $49.5 million of net proceeds. The net proceeds of the Offering were used by the Company to repay $38.9 million of outstanding debt. The remaining $10.6 million is being used to fund expansion and to provide the Company with working capital.

The Company requires funds to finance the acquisition and development of vacation ownership resorts and related inventory, and to finance customer purchases of VOI's. Historically, these funds have been provided by indebtedness secured by a portion of the Company's inventory of unsold VOI's, customer mortgages receivable and other assets. As of March 31, 1996, the Company had $26.7 million outstanding under its notes payable secured by its land and VOI inventory, $55.4 million outstanding under its notes payable secured by customer mortgages receivable and $4.8 of other secured and unsecured notes payable. As of March 31, 1997, the Company's scheduled principal payments on its long-term indebtedness through 2001 (excluding payments on credit facilities secured primarily by customer mortgages receivable) were $1.5 million in 1997 (last nine months), $1.4 million in 1998, $1.4 million in 1999, $1.1 million in 2000 and $0.7 million in 2001.

The Company's current credit facilities (the "Credit Facilities") provide for term loans, of which $29.2 million were outstanding as of March 31, 1997, and revolving lines of credit, under which the Company had borrowings of $57.6 million as of March 31, 1997 against total available capacity at that date of $80.9 million. As of March 31, 1997, the Company's term loans accrued interest at various rates between 8.4% and 11.3%, and the Company's revolving lines of credit accrued interest at rates between 9.75% and 10.25%. Approximately $74 million of the Company's indebtedness bears interest at variable rates based on fixed spreads over a specified prime rate. The Company's indebtedness under the Credit Facilities is secured primarily by pledges of the Company's receivables (primarily its customer mortgages receivable), mortgages on certain of the Company's unsold inventory of VOI's and other owned real and personal property. The terms of certain of the Credit Facilities impose certain operating and financial restrictions upon the Company, including, without limitation, (1) maintenance of a minimum tangible net worth by certain of the Company's operating subsidiaries; (2) maintenance of certain financial ratios, including the ratio of selling expenses to net VOI sales; and (3) limitations on cash distributions by certain of the Company's operating subsidiaries to the amount of the subsidiary's net income or net cash flow (subject to certain exceptions for tax and other permitted distributions).

The Company intends to pursue a growth-oriented strategy; accordingly, the Company may, from time to time acquire, among other things, additional vacation ownership resorts and additional land upon which vacation ownership resorts may be developed and companies operating resorts or having vacation ownership assets, management, sales or marketing expertise commensurate with the Company's operations in the vacation ownership industry. In this regard, the Company is currently considering the acquisition of several additional land parcels for the development of additional resorts, either under a non-multi-hotel brand, under the Vistana brand, or one or more additional brands. The Company may also evaluate asset and operating company acquisitions, but presently has no contracts or capital commitments relating to any such potential acquisition.

In the future, the Company may negotiate additional credit facilities, or issue debt or additional equity securities. Any debt incurred or issued by the Company may be secured or unsecured, bear interest at fixed or variable rates, and be subject to terms and conditions approved by management. The Company has historically enjoyed good credit relationships and has been successful in establishing new relationships and expanding existing credit facilities as its growth and opportunities have necessitated. Management believes the Company will continue to be able to borrow in this manner.

The Company believes that the net proceeds to the Company from the Offering together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs for the next 12 months. However, depending upon conditions in the capital and other financial markets, and other factors, the Company may from time to time consider the issuance of debt or other securities, the proceeds of which may be used to finance acquisitions, to refinance debt or for general corporate purposes.

FORWARD-LOOKING INFORMATION

This Management's Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements; availability of real estate properties; competition from national hospitality companies; shifts in customer demands; changes in operating expenses, including employee wages, benefits and training; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business.

PART II.  OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS

          None.

     ITEM 2.  CHANGES IN SECURITIES

          None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

     ITEM 5.  OTHER INFORMATION

          None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
               Exhibit 27: Financial Data Schedule
          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.



SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VISTANA, INC.
                                            (Registrant)


Date:   May 15, 1997                      By:
     ---------------------------------       -------------------------------
                                             Raymond L. Gellein, Jr.
                                             Chairman and Co-Chief Executive



                                          By:
                                             -------------------------------
                                             John M. Sabin
                                             Sr. Vice President and Chief
                                             Financial Officer
                                             Chief Accounting Officer