Form 10-Q/A
period 1997-03-31
VISTANA INC
filed 1997-05-16
CIK 1029753

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A


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

     This quarterly report on Form 10-Q/A contains 2 pages, of which this is page 1.

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


                                           VISTANA, INC.
                                            (Registrant)


Date:   May 15, 1997                      By:/s/ Raymond L. Gellein, Jr.
     ---------------------------------       -------------------------------
                                             Raymond L. Gellein, Jr.
                                             Chairman and Co-Chief Executive



                                          By:/s/ John M. Sabin
                                             -------------------------------
                                             John M. Sabin
                                             Sr. Vice President and Chief
                                             Financial Officer
                                             Chief Accounting Officer