Form 10-Q
period 1997-06-30
VISTANA INC
filed 1997-08-13
CIK 1029753

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 1997.

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Commission File Number     0-29114



                                 VISTANA, INC.
            (Exact Name of Registrant as Specified in its Charter)


              FLORIDA                                  59-3415620
     (State of Incorporation)             (IRS Employer Identification Number)

                           8801 Vistana Centre Drive
                              Orlando, FL   32821
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

          Yes  X      No
              ---        ---

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 12, 1997: 18,800,000 shares.

This quarterly report on Form 10-Q contains 24 pages, of which this is page
1.

VISTANA, INC. AND SUBSIDIARIES

Index

Part I  Financial Information

        Item 1.   Financial Statements


                  Condensed Consolidated Balance Sheets,
                  June 30, 1997 (unaudited) and December 31, 1996....... Page  3

                  Condensed Consolidated Statement of Income for the
                  three month periods ended June 30, 1997 and 1996
                  (unaudited)........................................... Page  4

                  Condensed Consolidated Statements of Income for the
                  six month periods ended June 30, 1997 and 1996
                  (unaudited)........................................... Page  5

                  Condensed Consolidated Statement of Cash Flows for
                  the six month  periods ended June 30, 1997 and 1996
                  (unaudited)........................................... Page  6

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited)........................................... Page  7

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................... Page 14


Part II Other Information

        Item 1.   Legal Proceedings                                      Page 21
                  None

        Item 2.   Changes in Securities                                  Page 21
                  None

        Item 3.   Defaults upon Senior Securities                        Page 21
                  None

        Item 4.   Submission of Matters to a Vote of Security Holders    Page 21
                  None

        Item 5.   Other Information                                      Page 21
                  None

        Item 6.   Exhibits and Reports on Form 8-K                       Page 21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        VISTANA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in Thousands Except Share Data)

                                                        June 30,    December 31,
                                                     -----------    ------------
                      ASSETS                              1997          1996
-------------------------------------------------    -----------    ------------
                                                     (Unaudited)
Cash and cash equivalents........................    $  9,089           $  6,134

Restricted cash..................................       5,042              3,847

Customer mortgages receivable, net...............     111,129            100,166

Other receivables, net...........................       3,959              4,111


Inventory of Vacation Ownership Interests........      20,952             16,541

Construction in progress.........................      13,001              8,670
                                                     --------           --------
          Total Vacation Ownership Interests.....      33,953             25,211
                                                     --------           --------

Prepaid expenses and other assets................      13,056             13,978

Land held for development........................       7,664              8,080

Property and equipment, net......................      12,966             12,395
                                                     --------           --------
          Total Assets...........................    $196,858           $173,922
                                                     ========           ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------
Accounts payable and accrued liabilities.........    $  5,401           $  3,829

Accrued compensation and benefits................       7,524              9,291

Customer deposits................................       7,008              4,995

Deferred income taxes............................      15,217                 --

Other liabilities................................       6,721              6,160

Notes and mortgages payable......................      84,526            118,557
                                                     --------           --------
          Total Liabilities......................     126,397            142,832

Minority interest................................       4,393              4,442

Shareholder's Equity

Common stock, $.01 par value:

     Authorized 100,000,000 shares...............         188                 --

Issued and outstanding 18,800,000 shares at
 June 30, 1997...................................

Additional paid-in capital.......................      62,134                 --

Retained earnings................................       3,746                 --

Equity of predecessor entities...................          --             26,648
                                                     --------           --------
          Total Shareholder Equity...............      66,068             26,648
                                                     --------           --------
          Total Liabilities and Shareholder Equity   $196,858           $173,922
                                                     ========           ========

     See accompanying notes to condensed consolidated financial statements.

                        VISTANA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Amounts in Thousands except share data)
                                  (Unaudited)

                                                           Three Months Ended
                                                           ------------------
                                                                June 30,
                                                                --------
                                                           1997          1996
                                                        ----------    ----------
Revenues:
  Vacation Ownership Interest sales................     $   21,837    $   15,092
  Interest.........................................          4,481         3,585
  Resort...........................................          4,164         3,504
  Telecommunications...............................          1,612         1,892
  Other............................................             99           109
                                                        ----------    ----------
Total revenues.....................................         32,193        24,182
                                                        ----------    ----------
Costs and operating expenses:
  Vacation Ownership Interests cost of sales.......          5,060         3,692
  Sales and marketing..............................          9,705         6,538
  Interest expense--treasury.......................          1,355         1,665
  Provision for doubtful accounts..................          1,527         1,064
  Resort...........................................          3,405         2,927
  Telecommunications...............................          1,309         1,525
  General and administrative.......................          2,593         1,752
  Depreciation and amortization....................            705           538
  Interest expense--other..........................            310           990
  Other............................................            681           278
  Deferred executive incentive compensation........             --           299
                                                        ----------    ----------
Total costs and operating expenses.................         26,650        21,268
                                                        ----------    ----------
Operating income...................................          5,543         2,914
  Excess value recognized..........................             18            35
  Minority interest................................            (28)           --
                                                        ----------    ----------
Income before income taxes and extraordinary item..          5,533         2,949
  Provision for income taxes.......................          2,103            --
                                                        ----------    ----------
    Net Income.....................................     $    3,430    $    2,949
                                                        ==========    ==========
Per Share Data:
  Net income per share                                      $0 .18            --
                                                        ==========

 Weighted average number of shares outstanding:         18,800,000            --
                                                        ==========

Pro Forma Share Data:
  Income before income taxes.......................             --    $    2,949
  Income tax provision.............................             --         1,121
                                                        ==========    ----------
  Net income.......................................             --    $    1,828
                                                        ==========    ==========
  Net income per share.............................             --    $     0.13
                                                        ==========    ==========
  Weighted average number of shares outstanding....             --    14,175,000
                                                        ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                        VISTANA, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Amounts in Thousands except share data)
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                     ----------------
                                                                                         June 30,
                                                                                         --------
                                                                                     1997         1996
                                                                                 -----------   -----------
Revenues:
 Vacation Ownership Interest sales............................................   $    40,083   $    28,622
 Interest.....................................................................         8,923         7,149
 Resort.......................................................................         8,050         7,125
 Telecommunications...........................................................         3,195         3,216
 Other........................................................................           246           230
                                                                                 -----------   -----------
Total revenues................................................................        60,497        46,342
                                                                                 -----------   -----------
Costs and operating expenses:
 Vacation Ownership Interests cost of sales...................................         9,276         7,195
 Sales and marketing..........................................................        18,287        12,569
 Interest expense--treasury...................................................         3,130         3,324
 Provision for doubtful accounts..............................................         2,809         2,034
 Resort.......................................................................         6,562         5,984
 Telecommunications...........................................................         2,580         2,597
 General and administrative...................................................         4,957         3,377
 Depreciation and amortization................................................         1,412         1,074
 Interest expense--other......................................................         1,071         2,040
 Other........................................................................         1,470           145
 Deferred executive incentive compensation....................................            --           553
                                                                                 -----------   -----------
Total costs and operating expenses............................................        51,554        40,892
                                                                                 -----------   -----------
Operating income..............................................................         8,943         5,450
 Excess value recognized......................................................            36            70
 Minority interest............................................................            50            --
                                                                                 -----------   -----------
Income before income taxes and extraordinary item.............................         9,029         5,520
 Provision for income taxes...................................................         2,803            --
 Non-recurring charge associated with the change of tax status................        13,201            --
                                                                                 -----------   -----------
 Income (Loss) before extraordinary item......................................        (6,975)        5,520
 Extraordinary item early extinguishment of debt (net of tax).................          (825)           --
                                                                                 -----------   -----------
      Net Income (Loss).......................................................   $    (7,800)  $     5,520
                                                                                 ===========   ===========

Per Share Data:
 Loss per share before extraordinary item.....................................         $(.40)           --
 Extraordinary item...........................................................         $(.05)           --
                                                                                 -----------   -----------
     Net loss per share.......................................................         $(.45)           --
                                                                                 ===========   ===========
Weighted average number of shares outstanding:................................    17,317,956            --
                                                                                 ===========   ===========
Pro Forma Share Data:
 Income before income taxes...................................................                 $     5,520
 Income tax provision.........................................................                       2,048
                                                                                               -----------
 Net income...................................................................                 $     3,472
                                                                                               ===========
 Net income per share.........................................................                       $0.24
                                                                                               ===========
 Weighted average number of shares outstanding................................                  14,175,000
                                                                                               ===========

     See accompanying notes to condensed consolidated financial statements.

                        VISTANA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Amounts In Thousands)
                                  (Unaudited)

                                                                                                                 Six Months Ended
                                                                                                                     June 30
                                                                                                               --------------------
                                                                                                                 1997        1996
                                                                                                                 ----        ----
Operating activities
Net Income (Loss)...........................................................................................   $ (7,800)   $  5,520
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization expense.....................................................................      1,412       1,074
  Amortization of discount on customer mortgages receivable.................................................     (1,531)     (1,085)
  Provision for doubtful accounts...........................................................................      2,809       2,034
  Minority interest.........................................................................................        (50)          0
  Deferred income taxes.....................................................................................     15,217           0
  Changes in operating assets and liabilities
     Other receivables, net.................................................................................        152        (380)
     Vacation ownership interests...........................................................................     (8,325)     (4,547)
     Prepaid expenses and other assets......................................................................        313       1,743
     Accounts payable and accrued liabilities...............................................................      1,572      (2,441)
     Accrued compensation and benefits......................................................................     (1,767)         (9)
     Customer deposits......................................................................................      2,013       1,162
     Repurchase obligation..................................................................................          0      (1,179)
     Other liabilities......................................................................................        561         436
                                                                                                               --------    --------
        Net cash provided by operating activities...........................................................      4,576       2,328
Investing activities
Expenditures for land, property and equipment...............................................................     (1,374)       (473)
Origination of customer mortgages receivable................................................................    (12,241)     (7,562)
Additions to restricted cash................................................................................     (1,195)        (77)
                                                                                                               --------    --------
     Net cash used in investing activities..................................................................    (14,810)     (8,112)
Financing activities
Proceeds from notes and mortgages payable...................................................................     26,130      30,226
Payments on notes and mortgages payable.....................................................................    (60,161)    (22,345)
Proceeds from public offering...............................................................................     51,615           0
Payments of public offering costs...........................................................................     (2,150)          0
Equity distributions/redemption.............................................................................     (2,245)     (1,778)
                                                                                                               --------    --------
     Net cash provided by financing activities..............................................................     13,189       6,103
                                                                                                               --------    --------
     Net increase in cash and cash equivalents..............................................................      2,955         319
Cash and cash equivalents, beginning of period..............................................................      6,134       7,543
                                                                                                               --------    --------
Cash and cash equivalents, end of period....................................................................   $  9,089    $  7,862
                                                                                                               ========    ========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest....................................................................   $  4,876    $  5,376
                                                                                                               --------    --------
Cash paid during the period for taxes.......................................................................   $    280   $      --
                                                                                                               --------    --------

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

     At June 30, 1997, the condensed consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and two partnerships between one or more subsidiaries and unaffiliated third party partners wherein the Company exercises operational and financial control over such partnerships. Interests of unaffiliated third parties are reflected as minority interests.

     The condensed consolidated financial statements of the Company as of and for the three months and six months ended June 30, 1997 have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 1997 and the consolidated results of its operations for the three months and six months ended June 30, 1997 and 1996. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements and footnotes should be read in conjunction with the audited combined financial statements and notes included in Amendment No. 2 of the Company's Registration Statement on Form S-1 (Registration No. 333-19045) filed with the Securities and Exchange Commission on February 28, 1997. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Registration Statement on Form S-1.


Note 2. Effective New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which simplifies the calculation of earnings per share as currently calculated under APB 15. Compliance with this statement cannot be implemented by the Company before December 31, 1997.

     In February 1997 FASB issued Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" which establishes standards for disclosing information about an entity's capital structures. This Statement is effective for financial statements for periods ending after December 15, 1997. This Statement will not have a material impact on the Company.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. This Statement will not have a material impact on the Company.


Note 3. Earnings Per Share

     Earnings per share is calculated on the weighted average number of shares outstanding. The dilutive effect of common stock equivalents for the computation of earnings per share was less than 3% for the three and six months ended June 30, 1997, therefore, no adjustment has been made to the weighted average number of shares outstanding. For periods prior to the Offering on February 28, 1997, 14,175,000 shares were assumed to be outstanding which included the shares issued by the Company in exchange for the interests in the predecessor corporations and limited partnerships. Earnings per share for the three and six month periods ended June 30, 1996 have been adjusted to reflect proforma tax expense of $1.1 million and $2.0 million respectively.


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

Note 5. Customer Mortgages Receivable, Net

     At June 30, 1997 and December 31, 1996, customer mortgages receivable, net consisted of:

                                                                      June 30,   December 31,
                                                                      ---------  -------------
                                                                        1997         1996
                                                                      ---------  -------------
                                                                           (In thousands)
Customer mortgages receivable, gross.............................     $ 125,213  $     115,970
Less:
     Unamortized discount on repurchased customer mortgages
       receivable.                                                       (4,009)        (5,539)
     Unamortized excess value over consideration.................           (50)           (74)
     Allowance for loss on receivables...........................       (10,025)       (10,191)
                                                                      ---------  -------------
Customer mortgages receivable, net...............................     $ 111,129  $     100,166
                                                                      =========  =============

     As of June 30, 1997 and December 31, 1996, customer mortgages receivable, gross, from foreign buyers aggregated approximately $29.2 million and $28.1 million respectively, with obligors within no individual foreign country aggregating more than 5% of gross outstanding customer mortgages receivable.

     Stated interest rate on customer mortgages receivable outstanding at June 30, 1997 range from 00.0% to 17.9% per annum (averaging approximately 13.9% per annum contractually). Interest is not imputed on customer mortgages receivable with less than a market interest rate because such amounts are immaterial.

     The activity in the customer mortgages receivable allowance for doubtful accounts is as follows:

                                              Six Months Ended
                                                  June 30,
                                               1997      1996
                                              -------   -------
                                                (In thousands)
Balance, beginning of period................  $10,191   $ 9,009
Provision for doubtful accounts.............    2,809     2,034
Customer mortgages receivable charged off...   (2,975)   (1,321)
                                              -------   -------
Balance, end of period......................  $10,025   $ 9,722
                                              =======   =======

Note 6. Notes and Mortgages Payable

     At June 30, 1997 and December 31, 1996 notes and mortgages payable consisted of:

                                                                                        June 30,  December 31,
                                                                                        --------  ------------
                                                                                          1997        1996
                                                                                        --------  ------------
                                                                                            (In thousands)
Notes payable and mortgage obligations to lender, cross collateralized, which bear interest at prime plus 2% (10.50% per annum at June 30, 1997). A total of $147.3 million may be borrowed. Maturity dates range from October 30, 1997 to May 2004.
 Notes are secured by customer mortgages receivable, land and improvements............  $ 50,807  $     70,135

Notes payable to banks bearing interest ranging from 8.35% to 11.34% per annum and with maturity dates ranging from December 1997 to December 2005. Notes are secured by customer mortgages receivable, land and improvements, and
 equipment............................................................................     9,487        31,893

Notes payable and mortgage obligations to lender, cross collateralized, which bear interest at prime plus 2% (10.50% per annum at June 30, 1997) plus incentive fees. A total of $39.4 million may be borrowed. Monthly interest payments are
 required. Maturity dates range from June 25, 2001 to July 24, 2001...................    24,232        16,529
                                                                                        --------  ------------
Total notes and mortgages payable.....................................................  $ 84,526  $    118,557
                                                                                        ========  ============

     During the quarter ended March 31, 1997, the Company repaid $38.9 million of debt from the proceeds of the Offering. In that quarter, the Company recorded an expense relating to the write-off of previously capitalized fees and prepayment penalties of $0.8 million, net of related tax benefits of $0.5 million.


Note 7. Income Taxes

     As the result of the Offering and the formation transactions, the Company became subject to federal, state and foreign income taxes and was required to record in the quarter ended March 31, 1997, a deferred tax liability of $13.2 million for cumulative temporary differences between financial reporting and tax reporting. The deferred tax assets, deferred tax liabilities and the current tax provision were estimated based on management's current estimate as of the end of the period. The provision for income taxes reflects the income tax expense from the date of the Offering through the applicable three or six month period.

     The Company reports most of its sales of VOI's on the installment method for federal income tax purposes. As a result, the Company does not recognize taxable income on these sales until the installment payments have been received from the Company's customers. The Company became subject to the federal Alternative Minimum Tax ("AMT") as a result of the deferred income which results from the installment sales method in the period ended June 30, 1997. In the current quarter the Company began paying state AMT tax and the Company expects to pay state AMT for the balance of the fiscal year.

     Under Section 453(l) of the Internal Revenue Code, interest may be imposed on the amount of tax attributable to the installment payments on customer receivables for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to pay tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The Company has not included a provision for this interest, as it is not currently subject to the tax, however, in the future it may become so. The Company continues to monitor its tax provision and may adjust it to provide for this interest in the future.


Note 8. Stock Plans

     In December 1996, the Company granted certain executive officers and other employees options to purchase an aggregate of 535,000 shares of Common Stock at an exercise price of $11.00 per share, none of which were exercised during the period. In addition, in the quarter ended March 31, 1997, the Company granted 1,026,000 options to purchase shares of Common Stock at an exercise price of $12.00 per share to certain employees, directors and an outside consultant. No options were exercised during the period.

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


Note 9. Percentage of Completion

     In the current quarter the Company began pre-construction sales at its Embassy Vacation Resort in Myrtle Beach, South Carolina. Because construction had not materially begun at June 30, 1997, no sales revenue for these pre-construction VOI sales have been recognized. There were no pre-construction VOI sales or any VOI sales recognized under percentage of completion method in either the first quarter of 1997 or for the six months ended June 30, 1997. The Company intends to recognize pre-construction VOI sales on the percentage of completion method as construction progresses.

Note 10. Proforma Information


                      VISTANA, INC. AND ITS SUBSIDIARIES
            PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THREE MONTHS ENDED JUNE 30
                   (Amounts in Thousands except share data)
                                  (Unaudited)


                                                                 Three Months Ended                     Three Months Ended
                                                                 ------------------                     ------------------
                                                                   June 30, 1997                          June 30, 1996
                                                    -------------------------------------      ------------------------------------
                                                                   Proforma                                  Proforma
                                                     Actual      Adjustments     Proforma      Actual      Adjustments     Proforma
                                                    -------      -----------     --------      ------      -----------     --------
Revenue:
     Vacation Ownership Interest sales..........    $21,837                       $21,837      $15,092                     $15,092
     Interest...................................      4,481                         4,481        3,585                       3,585
     Resort.....................................      4,164                         4,164        3,504                       3,504
     Telecommunications.........................      1,612                         1,612        1,892                       1,892
     Other......................................         99                            99          109                         109
                                                     ------                        ------       ------                      ------

Total revenues..................................     32,193                        32,193       24,182                      24,182
                                                     ------                        ------       ------                      ------

Costs and operating expenses:
     Vacation Ownership Interests cost of sales.      5,060                         5,060        3,692                       3,692
     Sales and marketing........................      9,705                         9,705        6,538                       6,538
     Interests expense-treasury.................      1,355                         1,355        1,665          (240) a.     1,425
     Provision for doubful accounts.............      1,527                         1,527        1,064                       1,064
     Resort.....................................      3,405                         3,405        2,927                       2,927
     Telecommunications.........................      1,309                         1,309        1,525                       1,525
     General and administrative.................      2,593                         2,593        1,752                       1,752
     Depreciation and amortization..............        705                           705          538                         538
     Omterest expense-other.....................        310                           310          990          (797) a.       193
     Other......................................        681                           681          278                         278
     Deferred executive incentive                        --               --           --          299                         299
      compensation..............................
                                                     ------          -------       ------       ------        ------        ------

Total costs and operating
 expenses.......................................     26,650               --       26,650       21,268        (1,037)       20,231
                                                     ------          -------       ------       ------        ------        ------
Operating income................................      5,543                         5,543        2,914         1,037         3,951
         Excess value recognized................         18                            18           35                          35
         Minority interest......................        (28)                          (28)          --                          --
                                                     ------          -------       ------       ------        ------        ------
Income before income taxes
 and extraordinary item.........................      5,533               --        5,533        2,949         1,037         3,986
         Provision for income taxes.............      2,103                         2,103                      1,514 b.      1,514
                                                     ------          -------       ------       ------        ------        ------
Net Income......................................    $ 3,430          $    --      $ 3,430      $ 2,949         ($477)      $ 2,472
                                                    =======          =======      =======      =======        ======       =======

Proforma weighted average
 shares of common stock
     outstanding................................                               18,800,000                               18,800,000
                                                                               ==========                               ==========

Proforma net income per share of common stock...                                    $0.18                                    $0.13
                                                                               ==========                               ==========
--------------

                       VISTANA, INC. AND ITS SUBSIDIARIES
            PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          FOR SIX MONTHS ENDED JUNE 30
                    (Amounts in Thousands except share data)
                                  (Unaudited)


                                                               Six Months Ended                 Six Months Ended
                                                               ----------------                 ----------------
                                                                 June 30, 1997                    June 30, 1996
                                                      ---------------------------------   ------------------------------
                                                                Proforma                            Proforma
                                                      Actual   Adjustments   Proforma     Actual   Adjustments   Proforma
                                                      -------  -----------  -----------   -------  -----------   --------
Revenue:
         Vacation Ownership Interest sales........... $40,083                   $40,083   $28,622                   $28,622
         Interest....................................   8,923                     8,923     7,149                     7,149
         Resort......................................   8,050                     8,050     7,125                     7,125
         Telecommunications..........................   3,195                     3,195     3,216                     3,216
         Other.......................................     246                       246       230                       230
                                                      -------                   -------   -------                   -------

Total revenues.......................................  60,497                    60,497    46,342                    46,342
                                                      -------                   -------   -------                   -------

Costs and operating expenses:
         Vacation Ownership Interests cost of sales..   9,276                     9,276     7,195                     7,195
         Sales and marketing.........................  18,287                    18,287    12,569                    12,569
         Interest expense - treasury.................   3,130         (358) c.    2,772     3,324     (480) a.        2,844
         Provision for doubtful accounts.............   2,809                     2,809     2,034                     2,034
         Resort......................................   6,562                     6,562     5,984                     5,984
         Telecommunications..........................   2,580                     2,580     2,597                     2,597
         General and administrative..................   4,957                     4,957     3,377                     3,377
         Depreciation and amortization...............   1,412                     1,412     1,074                     1,074
         Interest expense - other....................   1,071         (356) c.      715     2,040   (1,594) a.          446
         Other.......................................   1,470                     1,470       145                       145
         Deferred executive incentive compensation...      --                        --       553                       553
                                                      -------      -------      -------   -------   ------          -------

Total costs and operating expenses...................  51,554         (714)      50,840    40,892   (2,074)          38,818

Operating income.....................................   8,943          714        9,657     5,450    2,074            7,524
         Excess value recognized.....................      36                        36        70                        70
         Minority interest...........................      50                        50        --                        --
                                                      -------      -------      -------   -------   ------          -------
Income before income taxes and extraordinary item....   9,029          714        9,743     5,520    2,074            7,594

         Provision for income taxes..................   2,803          900  d.    3,703              2,884 b.         2,884
         Non-recurring charge associated with the
           change of tax status......................  13,201      (13,201) e.       --        --       --               --
                                                      -------      -------      -------   -------   ------          -------

Income before extraordinary item.....................  (6,975)      13,015        6,040     5,520     (810)           4,710
         Extraordinary item early extinguishment of
           debt, Net of tax..........................    (825)         825  f.       --        --       --               --
                                                      -------      -------      -------   -------   ------          -------

Net (Loss) Income.................................... ($7,800)     $13,840       $6,040    $5,520    ($810)         $ 4,710
                                                      =======      =======       ======    ======    ======         =======

Proforma weighted average shares of common stock
  outstanding........................................                        18,800,000                          18,800,000
                                                                             ==========                          ==========

Proforma net income per share of common stock........                             $0.32                               $0.25
                                                                                  =====                             =======

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

a. Reflects the effect on the 1996 historical statements of income of the issuance of common stock on January 1, 1996 and the reduction of interest expense with the early retirement of $38.9 million of term debt.

b. Reflects the effect on the 1996 historical statements of income referred to in (a) above and assumes the Company had been treated as a C Corporation rather than the treatment of the Company's predecessors as S corporations and limited partnerships for federal income tax purposes.

c. Reflects the effect on the 1997 historical statements of income of the issuance of common stock on January 1, 1997 and the reduction of interest expense with the early retirement of $38.9 million of debt.

d. Reflects the effect on the 1997 historical statements of income referred to in (c) above and assumes the Company had been treated as a C corporation, rather than the treatment of the Company's predecessors as S corporations and limited partnerships for federal income tax purposes.

e. Reflects the elimination of the non-recurring charge for deferred taxes that relate to the formation transaction.

f. Reflects the write-off of prepaid financing fees related to the notes and mortgages payable to financial institutions.


Note 11.  Subsequent Events

     Subsequent to June 30, 1997, the Company entered into a $12.7 million loan facility for the construction of Embassy Vacation Resort in Myrtle Beach, South Carolina and related amenities, as well as a related $10.0 million receivables based revolving credit facility.

     Subsequent to June 30, 1997, the Company executed a definitive agreement to purchase from an affiliate of The PGA of America approximately 25 acres of land adjacent to an existing 36-hole golf facility owned by another affiliate of The PGA of America in Port St. Lucie, Florida. The present plan is for the property to contain at least 250 units, representing a total of at least 12,750 VOI's. The purchase price for this property is $3.75 million, and the Company intends to finance its purchase of the property through the payment of $1.5 million in cash from its existing working capital and the issuance of a non-interest bearing note to the seller in the principal amount of $2.25 million. The closing of the purchase of the land is subject to customary conditions precedent. Concurrent with the closing of the purchase of the land, the Company and an affiliate of The PGA of America will execute a long-term affiliation agreement which provides for, among other things, the development of future vacation ownership resorts and marketing and golf access agreements for the Port St. Lucie, Florida property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following discussion of the Company's results of operations is derived from the condensed consolidated statements of income for the three and six months ended June 30, 1997 and June 30, 1996.


                                                                     Three Months Ended    Six Months Ended
                                                                     ------------------    -----------------
                                                                           June 30,             June 30,
                                                                           --------             --------
                                                                         1997      1996       1997      1996
                                                                         ----      ----       ----      ----
Statement of operations:

As a Percentage of total revenues:
  VOI Sales..............................................                67.8%     62.4%      66.3%     61.8%
  Interest...............................................                13.9%     14.8%      14.7%     15.4%
  Resort.................................................                12.9%     14.5%      13.3%     15.4%
  Telecommunications.....................................                 5.0%      7.8%       5.3%      6.9%
  Other..................................................                 0.3%      0.5%       0.4%      0.5%
                                                                      -------   -------    -------   -------
      Total Revenues.....................................               100.0%    100.0%     100.0%    100.0%
                                                                      =======   =======    =======   =======
As a Percentage of VOI Sales:
  VOI cost of sales......................................                23.2%     24.5%      23.1%     25.1%
  Sales and marketing....................................                44.4%     43.3%      45.6%     43.9%
  Provision for doubtful accounts........................                 7.0%      7.1%       7.0%      7.1%
As a Percentage of interest revenues:
  Loan portfolio:
      Interest expense-treasury..........................                30.2%     46.4%      35.1%     46.5%
As a percentage of total revenues:
  General and administrative.............................                 8.1%      7.2%       8.2%      7.3%
  Depreciation and amortization..........................                 2.2%      2.2%       2.3%      2.3%
  Interest expense--other................................                 1.0%      4.1%       1.8%      4.4%
 Other...................................................
      Deferred Executive Incentive Compensation..........                  --       1.2%        --       1.2%
                                                                      -------   -------    -------   -------
      Total costs and operating expenses.................                82.8%     87.9%      85.2%     88.2%
As a Percentage of resort revenues:
  Resort expenses (1)....................................                81.8%     83.5%      81.5%     84.0%
As a Percentage of telecommunication revenues:
  Telecommunications expenses (1)........................                81.2%     80.6%      80.8%     80.7%
Selected operating data:
  Number of resorts at end of period.....................                   3         2          3         2
  Number of VOI's sold (2)...............................               2,078     1,455      3,920     2,805
  Number of VOI's in inventory at period end (3).........              13,421     3,142     13,421     3,142
  Average sales price per VOI sold.......................             $10,509   $10,373    $10,225   $10,204

__________

(1)  Does not include interest and depreciation expenses.

(2)  Includes both sales of annual and alternate-year VOI's.

(3)  Inventory classified as annual VOI's.

Comparison of the three months ended June 30, 1997 to the three months ended June 30, 1996.

  Revenue:

     For the three months ended June 30, 1997, the Company recognized total revenues of $32.2 million compared to $24.2 million for the three months ended June 30, 1996, an increase of $8.0 million, or 33.1%. This increase is primarily due to a $6.7 million increase in sales of VOI's from $15.1 million during 1996 to $21.8 million during 1997, an increase of 44.7%. VOI sales increased due to a 42.8% increase in the number of VOI's sold, enhanced by a 1.3% increase in the average sales price. The increase in VOI's sold was a result of expanded sales and marketing programs at both Vistana Resort-Orlando and at Hampton Vacation Resort-Oak Plantation, which was included in sales for 1997 but not for 1996. Expanding international sales and marketing programs also contributed to the increase in VOI sales.

     Interest income increased 25.1%, from $3.6 million to $4.5 million due to a 20.1% increase in the average principal amount of net customer mortgages receivable from $91.4 million to $109.8 million (despite a decrease in the average interest rate on customer mortgage receivables from 14.2% to 13.9%). Also included in interest income is the discount amortization on customer mortgages receivable recognized during the comparable three month periods ended June 30, 1997 and June 30, 1996 of $765,000 and $542,300, respectively, relating to the repurchase of customer mortgages receivable. This discount resulted from a 1995 transaction in which the Company re-acquired customer mortgages receivable (pursuant to a related clean up call provision) which had been previously sold in 1991 as well as recognition of a discount on certain customer mortgages receivable repurchased in 1996 (pursuant to a related clean-up call provision) from an investment partnership. As of June 30, 1997, $4.0 million of total unamortized discount remained and is expected to be amortized through 1999.

     Resort revenue increased 18.9%, from $3.5 million to $4.2 million, primarily from the impact of $.6 million of room rentals beginning at Hampton Vacation Resort-Oak Plantation, which are included for June 30, 1997, but not for the June 30, 1996 period. Telecommunication revenues (guest telephone charges relating to the existing resorts and revenues from contracting services provided to third parties) decreased 14.8% from $1.9 million at June 30, 1996 to $1.6 million at June 30, 1997, due to a decline in contracting revenues in the amount of $.3 million.

  Costs and Operating Expenses:

     Total operating costs and expenses increased $5.4 million, or 25.4% from $21.3 million in the second quarter of 1996 to $26.7 million in the comparable 1997 quarter but declined as a percentage of total revenues from 87.9% in 1996 to 82.8% in 1997. VOI product costs, as a percentage of VOI revenues, decreased from 24.5% in 1996 to 23.2% in 1997, as a result of sales in the current period of phases with relatively lower per unit costs at Vistana Resort and at Hampton Vacation Resort-Oak Plantation. Sales and marketing expenses, as a percentage of VOI revenues, increased from 43.3% in 1996 to 44.4% in 1997 during the comparable three month period due to higher marketing expenses at the Company's resorts, as well as expenses related to increased international sales, which carry higher sales and marketing costs, and from the opening of new national and international sales facilities.

     Loan portfolio expenses consisting of interest expense--treasury decreased to $1.4 million in 1997 from $1.7 million in 1996 primarily as a result of interest benefit obtained as a result of the debt repayment made from a portion of the proceeds of the Offering. Provision for doubtful accounts remained relatively constant at 7.0% of VOI revenues in 1997 compared to 7.1% in 1996. The Company periodically monitors its provision for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable and provides for additions to the reserve as a percentage of VOI's sold in the applicable period. Management believes that the provision is adequate for such future losses. Resort expenses, as a percentage of revenues, decreased to 81.8% from 83.5% for the three months ended June 30, 1997 and 1996, respectively, as a result of increased operating efficiencies. Telecommunications expenses increased 0.6% as a percentage of total telecommunication revenues due to increases in indirect contracting costs.

     General and administrative expenses increased from $1.8 million for the three months ended June 30, 1996 to $2.6 million for the three months ended June 30, 1997, increasing as a percent of total revenues from 7.2% in 1996 to 8.1% in 1997. The increase in general and administrative expenses was the result of (1) increased revenue levels and commensurate business activities, (2) the addition of a number of senior managers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's future growth, (3) the Company's expenses and reporting obligations as a public company, and (4) added salary, travel and office expenses attributable to the current and planned growth in the size of the Company. Depreciation and amortization remained relatively constant as a percentage of total revenues reflecting the added costs of deprecation from capital additions being spread over a larger revenue base. Interest expense-other decreased from 4.1% in 1996 as a percentage of total revenues to 1.0% in the same period of 1997 due to early extinguishment of debt from funds provided by the Offering.

     Operating income increased 90.2% to $5.5 million, or 17.2% of total revenues, during the three months ended June 30, 1997 from $2.9 million, or 12.1% of total revenues, during the three months ended June 30, 1996.

  Provision for Income Taxes:

     As the result of the Offering and the formation transactions, the Company became subject to federal, state and foreign income taxes. For the quarter ended June 30, 1997, the Company recorded a deferred income tax expense provision of $2.1 million. The deferred tax assets, deferred tax liabilities and the current tax provision were estimated based on management's most recent information as of June 30, 1997. The provision for income taxes reflects the income tax expense from the date of the formation through June 30, 1997.

     The Company reports most of its sales of VOI's on the installment method for federal income tax purposes. As a result, the Company does not recognize taxable income on these sales until the installment payments have been received from the Company's customers. The Company became subject to the federal Alternative Minimum Tax (''AMT'') as a result of the deferred income which results from the installment sales method in the period ended June 30, 1997. In the current quarter the Company began paying state AMT tax and the Company expects to pay state AMT for the balance of the fiscal year.

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

Comparison of the six months ended June 30, 1997 to the six months ended June 30, 1996.

  Revenue:

     For the six months ended June 30, 1997, the Company recognized total revenues of $60.5 million compared to $46.3 million for the six months ended June 30, 1996, an increase of $14.2 million, or 30.6%. This increase is primarily due to a $11.5 million increase in sales of VOI's from $28.6 million during 1996 to $40.1 million during 1997, an increase of 40.0%. VOI sales increased due to a 39.8% increase in the number of VOI's sold, enhanced by a
 .2% increase in the average sales price. The increase in VOI's sold was a result of expanded sales and marketing programs, both in central Florida and internationally, and sales of VOI's at Hampton Vacation Resort-Oak Plantation which were included in sales for 1997 but not for 1996.

     Interest income increased 24.8%, from $7.1 million to $8.9 million due to a 20.3% increase in the average principal amount of net customer mortgages receivable from $90.0 million to $108.3 million (despite a decline in the average interest rate on customer receivables from 14.2% to 14.1%). Also included in interest income is the discount amortization on customer mortgages receivable recognized during the comparable six month periods ended June 30, 1997 and June 30, 1996 of $1.5 million and $1.1 million, respectively, relating to the repurchase of customer mortgages receivable. This discount resulted from a 1995 transaction in which the Company re-acquired customer mortgages receivable (pursuant to a related clean up call provision) which had been previously sold in 1991 as well as recognition of a discount on certain customer mortgages receivable repurchased in 1996 (pursuant to a related clean-up call provision) from an investment partnership. As of June 30, 1997, $4.0 million of total unamortized discount remained and is expected to be amortized through 1999.

     Resort revenue increased 13.0%, from $7.1 million to $8.1 million, as a result of increased room rentals primarily from the impact of additional room rentals at Hampton Vacation Resort-Oak Plantation, which are included for the six months ended in June 30, 1997, but not for same period in same period in 1996. Telecommunication revenues (guest telephone charges relating to the existing resorts and revenues from contracting services provided to third parties) remained relatively constant against the comparable six month period ended June 30, 1996.

  Costs and Operating Expenses:

     Total operating costs and expenses increased $10.7 million or 26.1% from $40.9 million in the period ending June 30, 1996 to $51.6 million in the comparable 1997 period, but declined as a percentage of total revenue from 88.2% in 1996 to 85.2% in 1997. VOI product costs, as a percentage of VOI revenues, decreased from 25.1% in 1996 to 23.1% in 1997, as a result of sales in the current period of phases with relatively lower per unit costs at Vistana Resort-Orlando and Hampton Vacation Resort-Oak Plantation. Sales and marketing expenses increased 45.5% from $12.6 million in 1996 to $18.3 million in 1997 during the comparable six month period principally due to the 40.0% increase in related VOI sales and the Company's sales facilities expansion. As a percentage of VOI sales, selling and marketing expenses increased from 43.9% in the period ended June 30, 1996 to 45.6% in period ended June 30, 1997 as a result of higher marketing costs, as well as expenses related to increased international sales, which carry higher sales and marketing costs, and from the opening of new national and international sales facilities.

     Loan portfolio expenses consisting of interest expense--treasury decreased to $3.1 million in 1997 from $3.3 million in 1996 primarily as a result of the interest benefit obtained as a result of the debt repayment made from a portion of the proceeds of the Offering. Provision for doubtful accounts remained relatively constant at 7.0% of VOI revenues in 1997 compared to 7.1% in 1996. The Company periodically monitors its provision for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable and provides for additions to the reserve as a percentage of VOI's sold in the applicable period. Management believes that the provision is adequate for such future losses. Resort and telecommunication expenses increased at a rate commensurate with that of related revenues.

     General and administrative expenses increased from $3.4 million for the six months ended June 30, 1996 to $5.0 million for the six months ended June 30, 1997 increasing as a percent of total revenues, from 7.3% in 1996 to 8.2% in 1997. The increase in general and administrative expenses was the result of (1) increased revenue levels and commensurate business activities, (2) the addition of a number of senior managers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's future growth, (3) the Company's expenses and reporting obligations as a public company, and (4) added salary, travel and office expenses attributable to the current and planned growth in the size of the Company. Depreciation and amortization remained constant at 2.3% as a percentage of total revenues in both respective periods reflecting the added costs of depreciation from capital additions being spread over a larger revenue base. Interest expense-other decreased from 4.4% in 1996 as a percentage of total revenue to 1.8% in the same period of 1997 due to early extinguishment of debt from funds provided by the Offering.

     Operating income increased 64.1% to $8.9 million, or 14.8% of total revenues, during the six months ended June 30, 1997 from $5.5 million, or 11.8% of total revenues, during the six months ended June 30, 1996.

  Provision for Income Taxes:

     As the result of the Offering and the formation transactions, the Company became subject to federal, state and foreign income taxes and was required to record a nonrecurring deferred tax liability of $13.2 million for cumulative temporary differences between financial reporting and tax reporting. For the six months ended June 30, 1997, the Company also recorded a deferred income tax expense provision of $2.8 million, less $.5 million relating to the extraordinary item which was recorded net of tax. The deferred tax assets, deferred tax liabilities and the current tax provision were estimated based on management's most recent information as of June 30, 1997. The provision for income taxes reflects the income tax expense from the date of the formation through June 30, 1997.

     The Company reports most of its sales of VOI's on the installment method for federal income tax purposes. As a result, the Company does not recognize taxable income on these sales until the installment payments have been received from the Company's customers. The Company became subject to the federal Alternative Minimum Tax (''AMT'') as a result of the deferred income which results from the installment sales method in the period ended June 30, 1997. In the current quarter the Company began paying state AMT tax and the Company expects to pay state AMT for the balance of the fiscal year.

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

  Extraordinary Item:

     During the first quarter of 1997, the Company repaid $38.9 million of debt. The Company recorded an expense relating to the write-off of previously capitalized fees and prepayment penalties of $.8 million, net of related tax benefits of $.5 million.

Liquidity and Capital Resources

     The Company generates cash from operations from the sales and financing of VOI's, resort operations, management activities and telecommunication services. With respect to the sale of VOI's, the Company generates cash for operations from (i) customer down payments and (ii) third party financing of customer mortgages receivable in amounts typically equal to 90% of the related customer mortgage receivable. The Company generates additional cash from the financing of VOI's equal to the difference between the interest charged on the customer mortgages receivable (which averaged 13.9% at June 30, 1997) and the interest paid on the notes payable secured by the Company's pledge of such customer mortgages receivable (which averaged 10.5% at June 30, 1997). Cash provided by operations for the six months ended June 30, 1997 and 1996 increased to $4.6 million from $2.3 million, primarily due to improved operating results in 1997.

     Net cash used in investing activities for the six months ended June 30, 1997 and 1996 was $14.8 million and $8.1 million, respectively, principally due to increased sales of VOI's and the related increase in customer mortgages receivable.

     Net cash provided by financing activities was $13.2 million during the six month period ended June 30, 1997 versus a net cash provided in 1996 of $6.1 million primarily due to the Company's issuance in the first quarter of 1997 of 4,625,000 shares of common stock in the Offering resulting in approximately $49.5 million of net proceeds. The net proceeds of the Offering were used by the

Company to repay $38.9 million of outstanding debt. The remaining $10.6 million is being used to fund expansion and to provide the Company with working capital.

     The Company's current credit facilities (the ''Credit Facilities'') provide for term loans, of which $28.4 million were outstanding as of June 30, 1997, and revolving lines of credit, under which the Company had borrowings of $56.2 million as of June 30, 1997 against total available capacity at that date of $81.6 million. As of June 30, 1997, the Company's term loans accrued interest at various rates between 8.4% and 11.3%, and the Company's revolving lines of credit accrued interest at rates between 9.75% and 10.50%. Approximately $72 million of the Company's indebtedness bears interest at variable rates based on fixed spreads over a specified prime rate. The Company's indebtedness under the Credit Facilities is secured primarily by pledges of the Company's receivables (primarily its customer mortgages receivable), mortgages on certain of the Company's unsold inventory of VOI's and other owned real and personal property. The terms of certain of the Credit Facilities impose certain operating and financial restrictions upon the Company, including, without limitation, (1) maintenance of a minimum tangible net worth by certain of the Company's operating subsidiaries; (2) maintenance of certain financial ratios, including the ratio of selling expenses to net VOI sales; and (3) limitations on cash distributions by certain of the Company's operating subsidiaries to the amount of the subsidiary's net income or net cash flow (subject to certain exceptions for tax and other permitted distributions).

     The Company requires funds, which it obtains from its current Credit Facilities, to finance the acquisition and development of vacation ownership resorts and related inventory, and to finance customer purchases of VOI's. Historically, these funds have been provided by indebtedness secured by a portion of the Company's inventory of unsold VOI's, customer mortgages receivable and other assets. Of the amounts outstanding under the Company's Credit Facilities, as of June 30, 1997, the Company had $27.6 million outstanding under its notes payable secured by its land and VOI inventory, $52.3 million outstanding under its notes payable secured by customer mortgages receivable and $4.7 of other secured and unsecured notes payable. As of June 30, 1997, the Company's scheduled principal payments on its long-term indebtedness through 2001 (excluding payments on credit facilities secured primarily by customer mortgages receivable) were $1.0 million in 1997 (last six months), $1.4 million in 1998, $1.4 million in 1999, $1.1 million in 2000 and $.7 million in 2001.

     The Company intends to pursue a growth-oriented strategy; accordingly, the Company may, from time to time acquire, among other things, additional vacation ownership resorts and additional land upon which vacation ownership resorts may be developed and companies operating resorts or having vacation ownership assets, management, sales or marketing expertise commensurate with the Company's operations in the vacation ownership industry. The Company is also currently considering the acquisition of several additional land parcels for the development of additional resorts. The Company also evaluates additional asset and operating company acquisitions, but presently has no contracts or capital commitments relating to any such potential acquisitions.

     Also, subsequent to June 30, 1997, the Company executed a definitive agreement to purchase from an affiliate of The PGA of America approximately 25 acres of land adjacent to an existing 36-hole golf facility owned by another affiliate of The PGA of America in Port St. Lucie, Florida. The present plan is for the property to contain at least 250 units, representing a total of at least 12,750 VOI's. The purchase price for this property is $3.75 million, and the Company intends to finance its purchase of the property through the payment of $1.5 million in cash from its existing working capital and the issuance of a non-interest bearing note to the seller in the principal amount of $2.25 million. The closing of the purchase of the land is subject to customary conditions precedent. Concurrent with the closing of the purchase of the land, the Company and an affiliate of The PGA of America will execute a long-term affiliation agreement which provides for, among other things, the development of future vacation ownership resorts and marketing and golf access agreements for the Port St. Lucie, Florida property.

     In the future, the Company may negotiate additional credit facilities, or issue debt. Any debt incurred or issued by the Company may be secured or unsecured, bear interest at fixed or variable rates, and be subject to terms and conditions approved by management. The Company has historically enjoyed good credit relationships and has been successful in establishing new relationships and expanding existing credit facilities as its growth and opportunities have necessitated. Management believes the Company will continue to be able to borrow in this manner. In this regard, as of July 31, 1997, the Company entered into a $12.7 million loan facility for the construction of Embassy Vacation Resort in Myrtle Beach, South Carolina and related amenities, as well as a related $10.0 million receivable based revolving credit facility.

     The Company believes that the net proceeds to the Company from the Offering together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs for its current operations for the next 12 months. However, depending upon the Company's growth opportunities and the conditions in the capital and other financial markets, and other factors, the Company may from time to time consider the issuance of debt, equity or other securities, the proceeds of which may be used to finance acquisitions, to refinance debt or for general corporate purposes.

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

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits
          Exhibit 27: Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Vistana, Inc.
                             (Registrant)


Date: August 13, 1997        By: /s/ Raymond L. Gellein, Jr.
                                 -------------------------------
                                 Raymond L. Gellein, Jr.
                                 Chairman and Co-Chief Executive



                             By: /s/ John M. Sabin
                                 -------------------------------
                                 John M. Sabin
                                 Sr. Vice President and Chief Financial Officer Chief Accounting Officer

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Vistana, Inc.
                             (Registrant)


Date: August 13, 1997        By:
                                 -------------------------------
                                 Raymond L. Gellein, Jr.
                                 Chairman and Co-Chief Executive



                             By:
                                 -------------------------------
                                 John M. Sabin
                                 Sr. Vice President and
                                 Chief Financial Officer
                                 Chief Accounting Officer