Form 10-Q
period 1997-09-30
VISTANA INC
filed 1997-11-14
CIK 1029753

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1997.

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

                            Yes  _X_         No ___

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 11, 1997: 19,007,630 shares.

This quarterly report on Form 10-Q contains ____ pages, of which this is page 1.

                                                                               2
VISTANA, INC. AND SUBSIDIARIES

Index

Part I Financial Information

  Item 1.  Financial Statements                                             Page

           Condensed Consolidated Balance Sheets, September 30, 1997 (unaudited) and December 31, 1996

           Condensed Consolidated Statements of Income for the three month periods ended September 30, 1997 and 1996 (unaudited)

           Condensed Consolidated Statements of Income for the nine month periods ended September 30, 1997 and 1996 (unaudited)

           Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996 (unaudited)

           Notes to Condensed Consolidated Financial Statements (unaudited)

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II Other Information

  Item 6.  Exhibits and Reports on Form 8-K

                                                                               3
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        VISTANA, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                   (Amounts in Thousands Except Share Data)

          Assets                                                September 30, 1997     December 31, 1996
          ------                                                ------------------     -----------------
                                                                   (Unaudited)
Cash and cash equivalents                                          $    9,211             $    6,134
Restricted cash                                                         7,759                  3,847
Customer mortgages receivable, net                                    143,571                100,166
Other receivables, net                                                  5,265                  4,111

Inventory of Vacation Ownership Interests                              29,393                 16,541
Construction in progress                                               11,607                  8,670
                                                                   ----------             ----------
               Total Vacation Ownership Interests                      41,000                 25,211

Prepaid expenses and other assets                                      17,619                 13,978
Land held for development                                              10,998                  8,080
Property and equipment, net                                            13,508                 12,395
Goodwill, net                                                          15,155                   --
                                                                   ----------             ----------
               Total assets                                        $  264,086             $  173,922
                                                                   ==========             ==========

     Liabilities and Shareholders' Equity
     ------------------------------------
Accounts payable and accrued liabilities                                7,237                  3,829
Accrued compensation and benefits                                       8,967                  9,291
Customer deposits                                                       9,580                  4,995
Deferred income taxes                                                  18,200                   --
Other liabilities                                                       8,902                  6,160
Notes and mortgages payable                                           132,487                118,557
                                                                   ----------             ----------
               Total liabilities                                      185,373                142,832
                                                                   ----------             ----------
Minority interest                                                       4,386                  4,442
                                                                   ----------             ----------
Shareholders' equity:
     Common stock, $.01 par value:
       Authorized 100,000,000 shares, issued and outstanding
           19,007,630 shares at September 30, 1997                        190                   --

Additional paid-in capital                                             65,191                   --
Retained earnings                                                       8,946                   --
Equity of predecessor entities                                           --                   26,648
                                                                   ----------             ----------
               Total shareholders' equity                              74,327                 26,648
                                                                   ----------             ----------
               Total liabilities and shareholders' equity          $  264,086             $  173,922
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

                        VISTANA, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                   (Amounts in Thousands except share data)
                                  (Unaudited)



                                                                                            Three months ended
                                                                                              September 30,
                                                                                            ------------------

                                                                                           1997                   1996
                                                                                           ----                   ----
Revenues:
     Vacation Ownership Interest sales                                              $    28,632            $    17,539
     Interest                                                                             4,619                  3,579
     Resort                                                                               4,378                  3,459
     Telecommunications                                                                   1,968                  2,041
     Other                                                                                  115                    143
                                                                                    -----------            -----------
           Total revenues                                                                39,712                 26,761
                                                                                    -----------            -----------
Costs and operating expenses:
     Vacation Ownership Interests cost of sales                                           6,327                  4,134
     Sales and marketing                                                                 12,229                  7,525
     Interest expense treasury                                                            1,729                  1,702
     Provision for doubtful accounts                                                      1,909                  1,238
     Resort                                                                               3,638                  2,863
     Telecommunications                                                                   1,566                  1,517
     General and administrative                                                           3,227                  1,966
     Depreciation and amortization                                                          751                    741
     Interest expense other                                                                 283                    933
     Other                                                                                  782                    422
     Deferred executive incentive compensation                                           -                         360
                                                                                    -----------            -----------
           Total costs and operating expenses                                            32,441                 23,401
                                                                                    -----------            -----------
Operating income                                                                          7,271                  3,360
Excess value recognized                                                                      18                     35
Minority interest                                                                             7                 -
                                                                                    -----------            -----------
           Income before income taxes                                                     7,296                  3,395
Provision for income taxes                                                                2,753                 -
                                                                                    -----------            -----------
           Net income                                                               $     4,543            $     3,395
                                                                                    ===========            ===========
Earnings per share:
     Primary                                                                        $       .24
                                                                                    ===========
     Fully diluted                                                                  $       .23
                                                                                    ===========
Weighted average shares outstanding:
     Primary                                                                         18,831,596
                                                                                    ===========
     Fully diluted                                                                   19,592,374
                                                                                    ===========
Pro forma share data:
     Income before income taxes                                                                            $     3,395
     Income tax provision                                                                                        1,290

                                                                                                           -----------

     Pro forma net income                                                                                  $     2,105
                                                                                                           ===========
     Pro forma net income per share                                                                        $      0.15
                                                                                                           ===========
Pro forma weighted average shares outstanding                                                               14,175,000
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

                        VISTANA, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                   (Amounts in thousands except share data)
                                  (Unaudited)

                                                                                             Nine months ended
                                                                                              September 30,
                                                                                            ------------------
                                                                                           1997                   1996
                                                                                           ----                   ----
Revenues:
     Vacation Ownership Interest sales                                              $    68,715            $    46,161
     Interest                                                                            13,542                 10,727
     Resort                                                                              12,427                 10,584
     Telecommunications                                                                   5,164                  5,257
     Other                                                                                  361                    373
                                                                                    -----------            -----------
Total revenues                                                                          100,209                 73,102
                                                                                    -----------            -----------
     Costs and operating expenses:
     Vacation Ownership Interests cost of sales                                          15,603                 11,329
     Sales and marketing                                                                 30,516                 20,094
     Interest expense treasury                                                            4,858                  5,026
     Provision for doubtful accounts                                                      4,717                  3,272
     Resort                                                                              10,201                  8,847
     Telecommunications                                                                   4,146                  4,114
     General and administrative                                                           8,184                  5,343
     Depreciation and amortization                                                        2,164                  1,815
     Interest expense other                                                               1,355                  2,972
     Other                                                                                2,252                    567
     Deferred executive incentive compensation                                           -                         914
                                                                                    -----------            -----------
           Total costs and operating expenses                                            83,996                 64,293
                                                                                    -----------            -----------
Operating income                                                                         16,213                  8,809
Excess value recognized                                                                      55                    105
Minority interest                                                                            57                 -
                                                                                    -----------            -----------

           Income before income taxes and extraordinary item                             16,325                  8,914
Provision for income taxes                                                                5,555                 -
Non-recurring charge associated with the change of tax status                            13,201                 -
                                                                                    -----------            -----------
           Income (loss) before extraordinary item                                       (2,431)                 8,914
Extraordinary item early extinguishment of debt (net of tax)                               (825)                -
                                                                                    -----------            -----------
           Net income (loss)                                                        $    (3,256)           $     8,914
                                                                                          =====                  =====

Earnings per share
          Loss per share before extraordinary item                                  $      (.14)
          Extraordinary item                                                               (.04)
                                                                                    -----------
           Net loss per share                                                       $      (.18)
                                                                                    ===========
Weighted average shares outstanding                                                  17,828,047
                                                                                    ===========
Pro forma share data:
     Income before income taxes                                                                            $     8,914
     Income tax provision                                                                                        3,387
                                                                                                           -----------
     Pro forma net income                                                                                  $     5,527
                                                                                                           ===========
     Pro forma net income per share                                                                        $      0.39
                                                                                                           ===========
Pro forma Weighted average shares outstanding                                                               14,175,000
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

                        VISTANA, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flow
                            (Amounts In Thousands)
                                  (Unaudited)


[CAPTION]

                                                                         Nine months ended
                                                                           September 30,
                                                                        -------------------
                                                                         1997            1996
                                                                         ----            ----
Operating activities:
  Net income (loss)                                                   $ (3,256)       $  8,914
  Adjustment to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization expense                            2,164           1,815
        Amortization of discount on customer mortgages
           receivable                                                   (2,296)         (1,627)
        Provision for doubtful accounts                                  4,717           3,272
        Minority interest                                                  (57)            --
        Deferred income taxes                                           16,737             --
        Changes in operating assets and liabilities, net of effects of the Business Acquisition:
           Other receivables, net                                         (649)           (122)
           Vacation Ownership Interests                                (14,585)         (4,227)
           Prepaid expenses and other assets                            (3,637)         (7,159)
           Accounts payable and accrued liabilities                      3,015          (1,906)
           Accrued compensation and benefits                              (909)            867
           Customer deposits                                             4,488           1,491
           Repurchase obligation                                           --            (540)
           Other liabilities                                               708           3,685
                                                                      --------        --------
                  Net cash provided by operating activities           $  6,440        $  4,463
                                                                      --------        ---------

Investing activities:
  Expenditures for land, property and equipment                       $ (1,870)       $ (1,027)
  Business Acquisition                                                 (23,885)            --
  Origination of customer mortgages receivable                         (25,439)        (14,391)
  Additions to restricted cash                                          (3,294)           (220)
  Beginning cash balance of Business Acquisition                           333             --
                                                                      ---------       --------
                Net cash used in investing activities                 $(54,155)       $(15,638)
                                                                      ---------       --------
                                                                            (continued)


                        VISTANA, INC. AND SUBSIDIARIES

                            (Amounts In Thousands)
                                  (Unaudited)

                                                                      Nine months ended
                                                                        September 30,
                                                                    --------------------
                                                                      1997          1996
                                                                      ----          ----
Financing activities:
  Proceeds from notes and mortgages payable                      $  81,601      $ 42,669
  Payments on notes and mortgages payable                          (78,029)      (33,888)
  Proceeds from public offering                                     51,615           --
  Payments of public offering costs                                 (2,150)          --
  Equity distributions/redemption                                   (2,245)       (1,005)
  Minority interest capital contribution                               -           2,563
                                                                 ---------      --------
        Net cash provided by financing activities                $  50,792      $ 10,339
                                                                 ---------      --------
        Net increase (decrease) in cash and
          cash equivalents                                           3,077          (836)

Cash and cash equivalents, beginning of period                       6,134         7,543
                                                                 ---------      --------
Cash and cash equivalents, end of period                         $   9,211      $  6,707
                                                                 =========      ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                       $   5,982      $  7,906
                                                                 =========      ========

  Cash paid during the period for income taxes                   $   1,512      $      0
                                                                 =========      ========


See accompanying notes to condensed consolidated financial statements.

                        VISTANA, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)

                          September 30, 1997 and 1996


(1)  General

     Vistana, Inc. and its consolidated subsidiaries (the "Company") generate revenues from the sale and financing of vacation ownership interests ("VOIs") in its resort properties which typically entitle the buyer to ownership of a fully-furnished unit for a one week period on an annual or an alternate-year basis. The Company's principal operations consist of (1) constructing, furnishing, marketing and selling VOIs, (2) providing consumer financing for the purchase of VOIs at its resorts, (3) managing the operations of its resorts and related amenities, and (4) installation and maintenance of telecommunications equipment for others on a limited basis. The Company sells VOIs to both domestic and foreign purchasers. All contracts relating to the sale of VOIs are denominated in United States (U.S.) dollars.

     The condensed consolidated financial statements shown herein for the Company and its consolidated subsidiaries for each respective period include the operations of its predecessors in interest. The Company became the parent company for all of the operations of its predecessors in connection with its initial public offering (the "Offering") completed on February 28, 1997.

     At September 30, 1997, the condensed consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and two partnerships between one or more subsidiaries and unaffiliated third party partners wherein the Company exercises operational and financial control over such partnerships. Interests of unaffiliated third parties are reflected as minority interests.

     On September 16, 1997, the Company completed the acquisition (the "Acquisition") of entities comprising The Success Companies, Success Developments, L.L.C. and Points of Colorado, Inc. (collectively, the "Business Acquisition" or "Success and Points"). The Company acquired the entire equity interest in the Business Acquisition for a purchase price of approximately $24.0 million in cash, 207,630 shares of Company common stock and contingent consideration of 430,814 shares of Company common stock.

     The condensed consolidated financial statements of the Company as of and for the three months and nine months ended September 30, 1997 have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1997 and the consolidated results of its operations for the three months and nine months ended September 30, 1997 and 1996. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements and footnotes should be read in conjunction with the audited combined financial statements and notes included in Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-19045) filed with the Securities and Exchange Commission on February 28, 1997. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Registration Statement on Form S-1.

                         VISTANA, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)


(2)  New Accounting Pronouncements

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

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for the way that public enterprises report information about operating segments in annual financial statements. This Statement requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. This Statement will not have a material impact on the Company.

(3)  Earnings Per Share

     Earnings per share is calculated on the weighted average number of shares outstanding. The dilutive effect of common stock equivalents for the computation of primary earnings per share was less than 3% for the nine months ended September 30, 1997, therefore, no adjustment has been made to the weighted average number of shares outstanding. The dilutive effect of common stock equivalents for the computation of fully diluted earnings per share was greater than 3% for the three months ended September 30, 1997, therefore an adjustment of 760,779 shares has been made to the weighted average numbers of shares outstanding. For periods prior to the Offering on February 28, 1997, 14,175,000 shares were assumed to be outstanding which included the shares issued by the Company in exchange for the interests in the predecessor corporations and limited partnerships. Earnings per share for the three and nine month periods ended September 30, 1996 have been adjusted to reflect pro forma tax expense of $1.3 million and $3.4 million, respectively.

                        VISTANA, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)

(4) Capital Transactions and Public Offering

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

In addition, in connection with the Offering and the formation transactions, (1) the former equity holders of the Company's predecessor corporations and limited partnerships received a distribution of approximately $2.5 million, $0.3 million of which represented the balance of such holders' federal and state income tax liability attributable to their ownership of such entities through the date of the Offering and $2.2 million of which represented the retained earnings of the Company's predecessor corporations and limited partnerships for which such holders had previously paid income tax; and (2) the Company used approximately $39.8 million to prepay outstanding indebtedness, together with accrued interest and related prepayment penalties.

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

                        VISTANA, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)


(5)  Customer Mortgages Receivable, Net

     At September 30, 1997 and December 31, 1996, customer mortgages receivable, net consisted of:


                                                       September 30, 1997   December 31, 1996
                                                       ------------------   -----------------
                                                                   (In thousands)

Customer mortgages receivable, gross                          $158,452             $115,970
Less:
   Unamortized discount on repurchased customer
     mortgages receivable                                       (3,244)              (5,539)
   Unamortized excess value over consideration                     (38)                 (74)
   Allowance for loss on receivables                           (11,599)             (10,191)
                                                              --------             --------
Customer mortgages receivable, net                            $143,571             $100,166
                                                              ========             ========

As of September 30, 1997 and December 31, 1996, customer mortgages receivable, gross, from foreign buyers aggregated approximately $30.1 million and $28.1 million, respectively, with obligors within no individual foreign country aggregating more than 5% of gross outstanding customer mortgages receivable.

Stated interest rate on customer mortgages receivable outstanding at September 30, 1997 range from 00.0% to 17.9% per annum (averaging approximately 14.2% per annum contractually). Interest is not imputed on customer mortgages receivable with less than a market interest rate because such amounts are immaterial.

The activity in the customer mortgages receivable allowance for doubtful accounts is as follows:

                                                                    Nine months ended
                                                                      September 30,
                                                                 1997                1996
                                                               ----------------------------
                                                                      (In thousands)
Balance, beginning of period                                   $10,191             $  9,353
Provision for doubtful accounts                                  4,717                3,272
Allowance related to the Business Acquisition                    1,076                   -
Customer mortgages receivable charged off                       (4,385)              (3,563)
                                                               -------             --------
Balance, end of period                                         $11,599             $  9,062
                                                               =======             ========

                        VISTANA, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)


(6)    Notes and Mortgages Payable

       At September 30, 1997 and December 31, 1996 notes and mortgages payable consisted of:

                                                                         September 30,       December 31,
                                                                             1997                1996
                                                                         -------------       ------------
                                                                                  (In thousands)

Notes payable to lenders, which bear interest at                             $ 94,579             $73,248
fixed and variable rates which at September 30, 1997
were between 8.2% and 11.3%.  A total of $191.6 million
has been approved for borrowing, assuming sufficient
receivables are available for collateral. Maturity dates
range from September, 1998 to August, 2007. All notes
are secured by customer mortgages receivable.


Notes payable and mortgage obligations to lenders,                           $ 32,291            $ 22,078
which had interest at rates from 8.2% to 10.5% at
September 30, 1997 (plus incentive fees).  A total
of $58.2 million may be borrowed.  Maturity dates
range from December, 1997 to March, 2006.  Such
notes and mortgages are secured by real estate.

Notes payable to lenders, which bear interest at rates                       $  5,617            $ 23,231
from 8.7% to 11.0% at September 30, 1997.  A total
of $8.0 million may be borrowed.  Maturity dates range
from March, 1999 to November, 2001. Such notes are
unsecured or are secured by personal property.
                                                                             --------            --------
Total notes and mortgages payable                                            $132,487            $118,557
                                                                             ========            ========

                        VISTANA, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)

During the quarter ended March 31, 1997, the Company repaid $38.9 million of debt with the proceeds of the Offering. In that quarter, the Company recorded an expense relating to the write-off of previously capitalized fees and prepayment penalties of $0.8 million, net of related tax benefits of $0.5 million.

During the quarter ended September 30, 1997, the Company entered into a $12.7 million loan facility for the construction of Embassy Vacation Resort in Myrtle Beach, South Carolina and related amenities, as well as a related $10.0 million receivables based revolving credit facility. During the third quarter, the Company also entered into a $30.0 million receivables based revolving credit facility secured by receivables generated primarily at Vistana Resort in Orlando, Florida and a $15.0 million receivables based revolving credit facility secured by Points of Colorado's receivables. All of these receivables facilities are priced at the London Interbank Offer Rate ("LIBOR") plus 2.50%. The construction loan facility is priced at LIBOR plus 3.25%.

Additionally, the information presented includes $10.4 million of debt which was outstanding and which was assumed as a part of the Business Acquisition.

(7) Income Taxes

As the result of the Offering and the related formation transactions, the Company became subject to federal, state and foreign income taxes and was required to record in the quarter ended March 31, 1997, a deferred tax liability of $13.2 million for cumulative temporary differences between financial reporting and tax reporting. The deferred tax assets, deferred tax liabilities and the current tax provision were estimated based on management's current estimate as of the end of the period. The provision for income taxes reflects the income tax expense from the date of the formation transactions through the applicable three or nine month period.

The Company reports most of its sales of VOIs on the installment method for federal income tax purposes. As a result, the Company does not recognize taxable income on these sales until the installment payments have been received from the Company's customers. The Company is subject to the Alternative Minimum Tax ("AMT") as a result of the deferred income which results from the installment sales method. In the second quarter of 1997 the Company began paying state AMT and in the current quarter began paying federal AMT. The Company expects to pay state and federal AMT for the balance of the fiscal year.

Under Section 453(l) of the Internal Revenue Code, interest may be imposed on the amount of tax attributable to the installment payments on customer receivables for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not required to pay tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The Company has not included a provision for any of this interest since it is not currently subject to tax. However, in the future it may become so. The Company continues to monitor its tax provision and may adjust it to provide for this interest in the future if it becomes subject to taxation.

                        VISTANA, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)

(8) Stock Plans

In December 1996, the Company granted certain executive officers and other employees options to purchase an aggregate of 535,000 shares of common stock at an exercise price of $11.00 per share, none of which were exercised during the period. In addition, in the quarter ended March 31, 1997, the Company granted options to purchase 1,026,000 shares of common stock at an exercise price of $12.00 per share to certain employees, directors and an outside consultant. Additionally during the quarter ended September 30, 1997, options to purchase 256,000 shares of common stock were granted to employees of the Company at exercise prices which averaged $18.03 per share. None of such options have been exercised.

Certain of the former owners of the Company's predecessor corporations and limited partnership interests granted to certain executive officers and other employees of the Company options to acquire an aggregate of 1,350,000 shares of common stock at an exercise price of $12 per share. These options are currently exercisable in full and will terminate ten years after the date of grant.

(9) Percentage of Completion

In the prior quarter, the Company began pre-construction sales at its Embassy Vacation Resort at Myrtle Beach, South Carolina. There were no pre-construction VOI sales or any VOI sales recognized under percentage of completion method in either the first or second quarter of 1997. During the quarter ended September 30, 1997, construction commenced and the Company began recognizing revenue related to VOI sales using the percentage of completion method. Under this method, the portion of revenues related to applicable costs incurred, as compared to the total estimate of such costs, is recognized as revenue. The remaining revenue is deferred and recognized as the remaining costs are incurred.

                                                                              15
                        VISTANA, INC. AND SUBSIDIARIES

       Notes to Condensed Consolidated Financial Statements (Unaudited)

(10) Acquisition Transactions

On September 16, 1997, the Company completed the acquisition of entities comprising The Success Companies, Success Developments, L.L.C. and Points of Colorado, Inc. The Company acquired the entire equity interest in the Business Acquisition for a purchase price of approximately $24.0 million in cash, 207,630 shares of Company common stock and contingent consideration of 430,814 shares of Company common stock. Delivery of the contingent shares is dependent upon Success and Points achieving certain operating results for calendar years 1998 through 2000. Management of the Company has determined that the contingent consideration is an additional cost of the acquisition rather than compensation expense. The purchase method of accounting was followed in accounting for this transaction. The goodwill associated with the Acquisition is being amortized on a straight line basis over 20 years. Operations of the Business Acquisition from September 16, 1997 through September 30, 1997 are included in the accompanying condensed consolidated statements of income.

During the quarter ended September 30, 1997, the Company purchased from an affiliate of The PGA of America approximately 25 acres of land adjacent to an existing 36-hole golf facility owned by another affiliate of The PGA of America in Port St. Lucie, Florida. The stated purchase price for this property was $3.75 million, and the Company financed its purchase of the property through the payment of $1.5 million in cash from its existing working capital and the issuance of a noninterest bearing note to the seller for the balance. The noninterest bearing note was recorded at a net discounted amount reflecting the Company's assumed cost of borrowing at 8.2%. Concurrent with the closing of the land purchase, the Company and an affiliate of The PGA of America executed a long-term affiliation agreement which provides for, among other things, the development of future vacation ownership resorts and marketing and golf access agreements for the Port St. Lucie, Florida property.

(11) Pro forma Information

The following unaudited pro forma condensed consolidated statements of operations for the three months and nine months ended September 30, 1997 and 1996 present the combined results of operations of the Company and the Business Acquisition. The purchase accounting and other pro forma adjustments, as described in the related notes are calculated as if the Acquisition and the Offering had been consummated on January 1, of each respective year:

                        VISTANA, INC. AND SUBSIDIARIES
             Pro Forma Condensed Consolidated Statements of Operations For the three months ended September 30, 1997 and September 30, 1996
                   (Amounts in thousands except share data)
                                  (Unaudited)

                                                              Three months ended                       Three months ended
                                                              September 30, 1997                       September 30, 1996
                                                              ------------------                       ------------------
                                                      Actual    Adjustments(a)  Pro forma      Actual    Adjustments(e)  Pro forma
                                                      ------    --------------  ---------      ------    --------------  ---------
     Vacation Ownership Interest sales                $ 28,632    $  4,912      $  33,544      $ 17,539    $  4,092      $  21,631
     Interest                                            4,619         646          5,265         3,579         379          3,958
     Resort                                              4,378         -            4,378         3,459          45          3,504
     Telecommunications                                  1,968         -            1,968         2,041         -            2,041
     Other                                                 115         324            439           143          68            211
                                                      --------    --------      ---------      --------    --------      ---------
               Total revenues                         $ 39,712    $  5,882      $  45,594      $ 26,761    $  4,584      $  31,345
                                                      --------    --------      ---------      --------    --------      ---------
Costs and operating expenses:
     Vacation Ownership Interests cost
          of sales                                       6,327       1,403          7,730         4,134         968          5,102
     Sales and marketing                                12,229       2,408         14,637         7,525       1,510          9,035
     Loan portfolio:
          Interest expense - treasury                    1,729         453(b)       2,182         1,702          62(f)       1,764
          Provision for doubtful accounts                1,909         101          2,010         1,238         103          1,341
     Resort                                              3,638         306          3,944         2,863         169          3,032
     Telecommunications                                  1,566         -            1,566         1,517         -            1,517
     General and administrative                          3,227         862          4,089         1,966         553          2,519
     Depreciation and amortization                         751         166(c)         917           741         202(g)         943
     Interest expense - other                              283           7            290           933        (503)(h)        430
     Other                                                 782         -              782           422         -              422
     Deferred executive incentive compensation             -                          -             360         -              360
                                                      --------    --------      ---------      --------    --------      ---------
               Total costs and operating expenses     $ 32,441    $  5,706      $  38,147      $ 23,401    $  3,064      $  26,465
                                                      --------    --------      ---------      --------    --------      ---------
               Operating income                          7,271         176          7,447         3,360       1,520          4,880
Excess value recognized                                     18         -               18            35         -               35
Minority interest                                            7         -                7           -           -              -
                                                      --------    --------      ---------      --------    --------      ---------
               Income before income taxes
                 and extraordinary item               $  7,296    $    176      $   7,472      $  3,395    $  1,520      $   4,915
Provision for income taxes                               2,753          86(d)       2,839           -         1,868(d)       1,868
Non-recurring charge associated with
     the change of tax status                              -           -              -             -           -              -
                                                      --------    --------      ---------      --------    --------      ---------
               Net income                             $  4,543    $     90      $   4,633      $  3,395    $   (348)     $   3,047
                                                      ========    ========      =========      ========    ========      =========
Historical net income (loss) per share
     before extraordinary item                        $   0.24                                 $   0.24
                                                      ========                                 ========
Historical weighted average shares
     outstanding                                    18,831,596                               14,175,000
                                                    ==========                               ==========
Pro forma net income per share
     of common stock                                                            $    0.24                                $    0.16
                                                                                =========                                =========
Pro forma weighted average shares
     of common stock outstanding                                               19,007,630                               19,007,630
                                                                               ==========                               ==========

Note: The pro forma statements of income give effect to the consolidation of the Company's predecessor corporations and partnerships and the treatment of the combined Company as a C corporation, the Company's Offering, and the Business Acquisition as if these events occurred at the beginning of each respective period. The pro forma adjustments are based upon the current available information and certain assumptions that the Company's management believes reasonable under current circumstances.

       (a) Reflects the results of operations for the Business Acquisition from July 1, 1997 through the date of acquisition, September 16, 1997.

       (b) Reflects interest expense for the Business Acquisition ($42); also reflects interest expense on borrowings of approximately $24.0 million at 8.2% to make the Business Acquisition ($411).

       (c) Reflects depreciation and amortization of the Business Acquisition ($8); and amortization of goodwill from the Business Acquisition ($158).

       (d) Reflects pro forma income tax effect of the entities in the Business Acquisition being taxable as C corporations and part of the Vistana consolidated group.

       (e) Reflects the results of operations for the Business Acquisition from July 1, 1996 through September 30, 1996.

       (f) Reflects interest expense for the Business Acquisition ($81); also reflects interest expense on borrowings of approximately $24.0 million at 8.2% to make the Business Acquisition ($493); and a reduction of interest expense ($512) due to early debt retirement as a result of the Offering.

       (g) Reflects depreciation and amortization of the Business Acquisition ($13); and amortization of goodwill from the Business Acquisition ($189).

       (h) Reflects interest expense for the Business Acquisition ($6); and a reduction of interest expense ($509) due to early debt retirement as a result of the Offering.

                      VISTANA, INC. AND ITS SUBSIDIARIES
           Pro Forma Condensed Consolidated Statements of Operations
      For the nine months ended September 30, 1997 and September 30, 1996
             (Amounts in thousands except share data) (Unaudited)

                                                        Nine months ended                            Nine months ended
                                                        September 30, 1997                           September 30, 1996
                                            ---------------------------------------      --------------------------------------
                                             Actual      Adjustments(a)   Pro forma       Actual      Adjustments(g)  Pro forma
                                            --------     --------------   ---------      -------      --------------  ---------
Revenue:
  Vacation Ownership Interest sales         $ 68,715       $ 16,533       $ 85,248       $46,161       $ 9,719         $55,880
  Interest                                    13,542          1,708         15,250        10,727           630          11,357
  Resort                                      12,427             -          12,427        10,584            34          10,618
  Telecommunications                           5,164             -           5,164         5,257            -            5,257
  Other                                          361            922          1,283           373           693           1,066
                                          ----------       --------     ----------    ----------       -------      ----------
      Total revenues                        $100,209       $ 19,163       $119,372       $73,102       $11,076          84,178
                                          ----------       --------     ----------    ----------       -------      ----------
Costs and operating expenses:
  Vacation Ownership Interests cost
    of sales                                  15,603          4,386         19,989        11,329         2,289          13,618
  Sales and marketing                         30,516          7,111         37,627        20,094         3,454          23,548
  Loan portfolio:
    Interest expense - treasury                4,858          1,518(b)       6,376         5,026            25(h)        5,051
    Provision for doubtful accounts            4,717            278          4,995         3,272           233           3,505
  Resort                                      10,201            781         10,982         8,847           429           9,276
  Telecommunications                           4,146             -           4,146         4,114            -            4,114
  General and administrative                   8,184          2,416         10,600         5,343         1,389           6,732
  Depreciation and amortization                2,164            562(c)       2,726         1,815           606(i)        2,421
  Interest expense - other                     1,355           (309)(d)      1,046         2,972        (1,510)(j)       1,462
  Other                                        2,252             -           2,252           567            -              567
  Deferred executive incentive compensation       -              -              -            914            -              914
                                          ----------       --------     ----------    ----------       -------      ----------
      Total costs
        operating expenses                  $ 83,996       $ 16,743       $100,739       $64,293       $ 6,915         $71,208
                                          ----------       --------     ----------    ----------       -------      ----------
      Operating income                        16,213          2,420         18,633         8,809         4,161          12,970
Excess value recognized                           55             -              55           105            -              105
Minority interest                                 57             -              57            -             -               -
                                          ----------       --------     ----------    ----------       -------      ----------
      Income before income taxes
        and extraordinary item              $ 16,325       $  2,420       $ 18,745       $ 8,914       $ 4,161         $13,075
Provision for income taxes                     5,555          1,568(e)       7,123            -          4,969(e)        4,969
Non-recurring charge associated with
  the change in tax status                    13,201        (13,201)(f)         -             -             -               -
                                          ----------       --------     ----------    ----------       -------      ----------
      Net income (loss) before
        extraordinary item                  $ (2,431)      $ 14,053       $ 11,622       $ 8,914       $  (808)        $ 8,106
Extraordinary item                               825           (825)(f)         -             -             -               -
                                          ----------       --------     ----------    ----------       -------      ----------
      Net income (loss)                     $ (3,256)      $ 14,878       $ 11,622       $ 8,914       $  (808)        $ 8,106
                                          ==========       ========     ==========    ==========       =======      ==========
Historical net income (loss) per share
  before extraordinary item                 $  (0.14)                                    $  0.63
                                          ==========                                  ==========
Historical weighted average shares
  outstanding                             17,828,047                                  14,175,000
                                          ==========                                  ==========
Pro forma net income per share of
  common stock                                                            $   0.61                                     $  0.43
                                                                        ==========                                  ==========
Pro forma weighted average shares
  of common stock outstanding                                           19,007,630                                  19,007,630
                                                                        ==========                                  ==========

Note: The pro forma statements of income give effect to the consolidation of the Company's predecessor corporations and partnerships and the treatment of the combined Company as a C corporation, the Company's Offering, and the Business Acquisition as if these events occurred at the beginning of each respective period. The pro forma adjustments are based upon the current available information and certain assumptions that the Company's management believes reasonable under current circumstances.

       (a) Reflects the results of operations for the Business Acquisition from January 1, 1997 through the date of acquisition, September 16, 1997.

       (b) Reflects interest expense for the Business Acquisition ($462); also reflects interest on borrowings at approximately $24.0 million at 8.2% to make the Business Acquisition ($1,397); and a reduction in interest expense ($341) due to early debt retirement as a result of the Offering.

       (c) Reflects depreciation and amortization of the Business Acquisition ($26); and amortization of goodwill from the Business Acquisition ($536).

       (d) Reflects actual interest expense for the Business Acquisition ($31); and a reduction in interest expense ($340) due to early debt retirement as a result of the Offering.

       (e) Reflects pro forma income tax effect of the entities in the Business Acquisition being taxable as C corporations and part of the Vistana consolidated group.

       (f) Reflects the elimination of non-recurring charges for deferred taxes ($13,201) that relate to the conversion of the tax status of the Company's predecessor entities, as well as the elimination of the extraordinary item from the early extinguishment of debt (net of tax) ($825) related to debt repaid from the proceeds of the Offering.

       (g) Reflects the results of operations for the Business Acquisition from January 1, 1996 through September 30, 1996.

       (h) Reflects interest expense for the Business Acquisition ($81); also reflects interest expense on borrowings of approximately $24.0 million at 8.2% to make the Business Acquisition ($1,480); and a reduction of interest expense ($1,536) due to early debt retirement as a result of the Offering.

       (i) Reflects depreciation and amortization of the Business Acquisition ($39); and amortization of goodwill from the Business Acquisition ($567).

       (j) Reflects actual interest expense for the Business Acquisition ($17) and a reduction in interest expense ($1,527) due to early debt retirement as a result of the Offering.

(12) Subsequent Events

Subsequent to September 30, 1997, the Company acquired approximately 10 acres of land for the development of a 150 unit Embassy Vacation Resort in Scottsdale, Arizona. The resort is expected to be developed under a franchise agreement with Promus Hotels, Inc. Construction is expected to commence during the first quarter of 1998.

Effective October 1, 1997, the Company implemented the Vistana, Inc. Employee Stock Purchase Plan to assist employees in acquiring a stock ownership interest in the Company and to encourage them to remain in the employment of the Company. The Employee Stock Purchase Plan meets the requirements of an "employee stock purchase plan" under section 423 of the Internal Revenue Code. A maximum of one million shares of common stock are reserved for issuance under this plan.

Subsequent to the end of the third quarter, the Company entered into and completed, on November 3, 1997, an agreement to purchase the assets of guest service and marketing companies (the "Acquired Companies") for $1.8 million in cash and $3.2 million in contingent cash payments. Payout of the contingent consideration is conditioned on the Acquired Companies achieving certain operating results in each of the calendar years 1998 through 2000. Management of the Company has determined that the contingent consideration is an additional cost of the acquisition rather than compensation expense. The purchase method of accounting will be followed in accounting for this transaction. The goodwill associated with the acquisition will be amortized on a straight-line basis over 10 years.

Subsequent to September 30, 1997, the Company filed with the Securities and Exchange Commission a Registration Statement relating to the proposed public offering by the Company of four million shares of its common stock. In connection with the offering, the Company will grant to the underwriters an option to purchase up to 600,000 shares of its common stock to cover over-allotments, if any.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion of the Company's results of operations is derived from the condensed consolidated statements of income for the three and nine months ended September 30, 1997 and September 30, 1996.

                                                   Three months ended         Nine months ended
                                                      September 30,              September 30,
                                                    1997         1996          1997        1996
                                                   ------------------         -----------------
Statement of operations:

As a Percentage of total revenues:
  VOI Sales                                         72.1%        65.5%         68.6%       63.1%
  Interest                                          11.6%        13.4%         13.5%       14.7%
  Resort                                            11.0%        12.9%         12.4%       14.5%
  Telecommunications                                 5.0%         7.7%          5.1%        7.2%
  Other                                              0.3%         0.5%          0.4%        0.5%
                                                   -----        -----         -----       -----
          Total revenues                           100.0%       100.0%        100.0%      100.0%
                                                   -----        -----         -----       -----
As a Percentage of VOI Sales:
  VOI cost of sales                                 22.1%        23.6%         22.7%       24.5%
  Sales and marketing                               42.7%        42.9%         44.4%       43.5%
  Provision for doubtful accounts                    6.7%         7.1%          6.9%        7.1%
As a Percentage of interest revenues:
  Loan portfolio:
     Interest expense treasury                      37.4%        47.6%         35.9%       46.9%
As a percentage of total revenues:
  General and administrative                         8.1%         7.3%          8.2%        7.3%
  Depreciation and amortization                      1.9%         2.8%          2.2%        2.5%
  Interest expense other                             0.7%         3.5%          1.4%        4.1%
  Other                                              2.0%         1.6%          2.2%         .8%
  Deferred executive incentive compensation            -          1.3%            -         1.3%
                                                   -----        -----         -----       -----
          Total costs and operating expenses        81.7%        87.4%         83.8%       87.9%
As a Percentage of resort revenues:
  Resort expenses (1)                               83.1%        82.8%         82.1%       83.6%
As a Percentage of telecommunication
  revenues:
     Telecommunications expenses (1)                79.6%        74.3%         80.3%       78.3%
Selected operating data:
  Number of resorts at end of period                   6            3             6           3
  Number of VOIs sold (2)                          2,865        1,694         6,921       4,499

                                                                                                       22

                                                       Three months ended              Nine months ended
                                                         September 30,                    September 30,
                                                        1997        1996                1997        1996
                                                       ------------------              -----------------
Number of VOIs in inventory at period
  end(3)                                               15,570      14,002              15,570     14,002

Average sales price per VOI sold                      $ 9,994     $10,354             $ 9,929    $10,260


--------

(1)  Does not include interest and depreciation expenses.

(2)  Includes both sales of annual and alternate-year VOIs.

(3)  Inventory classified as annual VOIs.

Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996.

Revenue:

For the three months ended September 30, 1997, the Company recognized total revenues of $39.7 million compared to $26.8 million for the three months ended September 30, 1996, an increase of $12.9 million, or 48.4%. This increase is primarily due to an $11.1 million increase in sales of VOIs from $17.5 million during 1996 to $28.6 million during 1997, an increase of 63.2%. VOI sales increased due to a 69.1% increase in the number of VOIs sold, moderated by a 3.5% decrease in the average sales price due to inclusion of sales from the Hampton Vacation Resort-Oak Plantation ("HVR-Oak") and 15 days of sales from the Business Acquisition which have a lower average selling price. The increase in VOIs sold was a result of expanded sales and marketing programs, both in central Florida and internationally. Additionally, 1997 revenues include sales of VOIs at HVR-Oak, partial recognition of sales at the Embassy Vacation Resort, Myrtle Beach and the inclusion of 15 days of sales from the Business Acquisition which was acquired by the Company on September 16, 1997.

Interest income increased 29.1%, from $3.6 million to $4.6 million, due to a 29.6% increase in the average principal amount of net customer mortgages receivable from $90.2 million to $116.9 million. Also included in interest income is the discount amortization on customer mortgages receivable recognized during the comparable three month periods ended September 30, 1997 and September 30, 1996 of $.8 million and $.5 million, respectively. This discount resulted from a 1995 transaction in which the Company re-acquired certain customer mortgages receivable (pursuant to a related clean up call provision) which had been previously sold in 1991 as well as recognition of a discount on certain customer mortgages receivable repurchased in 1996 (pursuant to a related clean-up call provision) from an investment partnership. As of September 30, 1997, $3.2 million of total unamortized discount remained and is expected to be amortized through 1999.

Resort revenue increased 26.6%, from $3.5 million to $4.4 million, primarily as a result of the impact of $0.8 million in room rentals at HVR-Oak which are included for the three months ended September 30, 1997, but not for the same period in 1996, and room rentals of $0.1 million from additional units added at Vistana Resort during the quarter ended September 30, 1997. Telecommunication revenues (guest telephone charges relating to the existing resorts and revenues from contracting services provided to third parties) decreased 3.6% from just over $2.0 million at September 30, 1996 to just under $2.0 million at September 30, 1997, due to a decline in contracting revenues in the amount of $0.1 million.


Costs and Operating Expenses:

Total operating costs and expenses increased $9.0 million, or 38.6% from $23.4 million in the third quarter of 1996 to $32.4 million in the comparable 1997 quarter but declined as a percentage of total revenues from 87.4% in 1996 to 81.7% in 1997. VOI product costs, as a percentage of VOI revenues, decreased from 23.6% in 1996 to 22.1% in 1997, as a result of sales in the current period of phases at Vistana Resort with relatively lower per unit costs and at HVR-Oak which has a lower VOI per unit product cost. The Company anticipates later phases at Vistana Resort will continue to have relatively lower per unit costs. Sales and marketing expenses, as a percentage of VOI revenues, were relatively unchanged (42.9% in 1996 to 42.7% in 1997) during the comparable three month period.

Loan portfolio expenses consisting of interest expense treasury were unchanged. Provision for doubtful accounts decreased in the current quarter to 6.7% of VOI revenues in 1997 compared to 7.1% in the same period in 1996. This decrease is due to the inclusion of the operations of Success and Points for a portion of the current period. Historically Success and Points have used a lower provision for doubtful accounts than the Company based upon their loss experience. The Company annually monitors its provision for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable and provides for additions to the reserve as a percentage of VOIs sold in the applicable period. Management believes that the provision is adequate for such future losses. Resort expenses, as a percentage of resort revenues, increased to 83.1% from 82.8% for the three months ended September 30, 1997 and 1996, respectively, as a result of relatively higher expenses at HVR Oak. Telecommunications expenses increased to 79.6% as a percentage of total telecommunication revenues for the three months ended September 30, 1997 compared to 74.3% for the same period in 1996. This increase was due to increases in contracting costs.

General and administrative expenses increased from $2.0 million for the three months ended September 30, 1996 to $3.2 million for the three months ended September 30, 1997, increasing as a percent of total revenues from 7.3% in 1996 to 8.1% in 1997. The increase in general and administrative expenses was the result of (1) increased revenue levels and commensurate business activities, (2) the addition of a number of senior managers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's anticipated future growth, (3) the Company's expenses and reporting obligations as a public company, and (4) added salary, travel and office expenses attributable to the current and planned growth in the size of the Company. Depreciation and amortization declined as a percentage of total revenues from 2.8% in the three months ended September 30, 1996 to 1.9% in the three months ended September 30, 1997 reflecting the added costs of depreciation from capital additions being spread over a larger revenue base. Other costs and expenses did not change but declined as a percentage of total revenue to 2.0% in the three month period ended September 30, 1997 from 2.9% (which includes deferred executive incentive compensation in 1996) over the prior year's period. Interest expense-other decreased from 3.5% in the three month period ended September 30, 1996 as a percentage of total revenues to 0.7% in the same period of 1997 due to early extinguishment of debt from funds provided by the Offering.

Operating income increased 116.4% to $7.3 million, or 18.3% of total revenues, during the three months ended September 30, 1997 from $3.4 million, or 12.6% of total revenues, during the three months ended September 30, 1996.

Provision for Income Taxes:

As the result of the Offering and the related formation transactions, the Company became subject to federal, state and foreign income taxes. For the quarter ended September 30, 1997, the Company recorded a deferred income tax expense provision of $2.8 million. The deferred tax assets, deferred tax liabilities and the current tax provision were estimated based on management's most recent information as of September 30, 1997. The provision for income taxes reflects the income tax expense for the three month period ended September 30, 1997.

The Company reports most of its sales of VOIs on the installment method for federal income tax purposes. As a result, the Company does not recognize taxable income on these sales until the installment payments have been received from the Company's customers. The Company is subject to the Alternative
Minimum Tax ("AMT") as a result of the deferred income which results from the installment sales method. In the second quarter of 1997 the Company began paying state AMT and in the current quarter began paying federal AMT. The
Company expects to pay state and federal AMT for the balance of the fiscal year.

Under Section 453(l) of the Internal Revenue Code, interest may be imposed on the amount of tax attributable to the installment payments on customer receivables for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not required to pay tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The Company has not included a provision for any of this interest since it is not currently subject to tax. However, in the future it may become so. The Company continues to monitor its tax provision and may adjust it to provide for this interest in the future if it becomes subject to taxation.

Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996.

Revenue:

For the nine months ended September 30, 1997, the Company recognized total revenues of $100.2 million compared to $73.1 million for the nine months ended September 30, 1996, an increase of $27.1 million, or 37.1%. This increase is primarily due to a $22.6 million increase in sales of VOIs from $46.2 million during 1996 to $68.7 million during 1997, an increase of 48.9%. VOI sales increased due to a 53.8% increase in the number of VOIs sold, reduced by a 3.2% decrease in the average sales price. The lower average sales price is primarily due to the inclusion in the nine months ended September 30, 1997 of the HVR-Oak sales and 15 days of sales from the Business Acquisition which have a lower average selling price. The increase in VOIs sold was a result of expanded sales and marketing programs, both in central Florida and internationally, and sales of VOIs at HVR-Oak, partial recognition of sales at Embassy Vacation Resort, Myrtle Beach and the inclusion of 15 days of sales from the Business Acquisition which are included in sales for 1997 but not for 1996.

Interest income increased 26.2%, from $10.7 million to $13.5 million due to a 28.2% increase in the average principal amount of net customer mortgages receivable from $86.9 million to $111.4 million. Also included in interest income is the discount amortization on customer mortgages receivable recognized during the comparable nine month periods ended September 30, 1997 and September 30, 1996 of $2.3 million and $1.6 million, respectively, relating to the repurchase of customer mortgages receivable. This discount resulted from a 1995 transaction in which the Company re-acquired customer mortgages receivable (pursuant to a related clean up call provision) which had been previously sold in 1991 as well as recognition of a discount on certain customer mortgages receivable repurchased in 1996 (pursuant to a related clean-up call provision) from an investment partnership. As of September 30, 1997, $3.2 million of total unamortized discount remained and is expected to be amortized through 1999.

Resort revenue increased 17.4%, from $10.6 million to $12.4 million, as a result of increased room rentals primarily from the impact of additional room rentals at HVR-Oak, which are included for the nine months ended September 30, 1997, but not for same period in 1996. Telecommunication revenues (guest telephone charges relating to the existing resorts and revenues from contracting services provided to third parties) remained relatively constant.


Costs and Operating Expenses:

Total operating costs and expenses increased $19.7 million or 30.6% from $64.3 million in the nine months ended September 30, 1996 to $84.0 million in the comparable 1997 period, but declined as a percentage of total revenue from 87.9% in 1996 to 83.8% in 1997. VOI product costs, as a percentage of VOI revenues, decreased from 24.5% in 1996 to 22.7% in 1997, as a result of sales in the current period of phases at Vistana Resort-Orlando with relatively lower per unit costs and at HVR-Oak which has a lower VOI product cost. Sales and marketing expenses increased 51.9% from $20.1 million in 1996 to $30.5 million in 1997 during the comparable nine month period principally due to the 48.9% increase in related VOI sales and the Company's sales facilities expansion. As a percentage of VOI sales, selling and marketing expenses increased from 43.5% in the period ended September 30, 1996 to 44.4% in the period ended September 30, 1997 as a result of higher marketing costs, as well as expenses related to increased international sales, which carry higher sales and marketing costs, and from the opening of new national and international sales facilities.

Loan portfolio expenses consisting of interest expense treasury decreased slightly to $4.9 million in 1997 from $5.0 million in 1996 primarily as a result of the interest benefit obtained in the nine months ended September 30, 1997 as a result of the debt repayment made with a portion of the proceeds of the Offering partially offset by increases in interest cost from additional borrowings to finance the increasing levels of customer mortgages receivable and to complete the Business Acquisition. Provision for doubtful accounts remained relatively constant at 6.9% of VOI revenues in 1997 compared to 7.1% in 1996. The Company annually monitors its provision for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable and provides for additions to the reserve as a percentage of VOIs sold in the applicable period. Management believes that the provision is adequate for such future losses. Resort and telecommunication expenses increased at a rate commensurate with that of related revenues.

General and administrative expenses increased from $5.3 million for the nine months ended September 30, 1996 to $8.2 million for the nine months ended September 30, 1997 increasing as a percent of total revenues, from 7.3% in 1996 to 8.2% in 1997. The increase in general and administrative expenses was the result of (1) increased revenue levels and commensurate business activities, (2) the addition of a number of senior managers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's anticipated future growth, (3) the Company's expenses and reporting obligations as a public company, and (4) added salary, travel and office expenses attributable to the current and planned growth in the size of the Company. Depreciation and amortization declined to 2.2% of total revenues in the nine month period ended September 30, 1997 from 2.5% in the nine month period ended September 30, 1996 reflecting the added costs of depreciation from capital additions being spread over a larger revenue base. Interest expense other decreased from 4.1% in 1996 as a percentage of total revenue to 1.4% in the same period of 1997 due to early extinguishment of debt with funds provided by the Offering.

Operating income increased 84.1% to $16.2 million, or 16.2% of total revenues, during the nine months ended September 30, 1997 from $8.8 million, or 12.1% of total revenues, during the nine months ended September 30, 1996.

Provision for Income Taxes:

As the result of the Offering and the related formation transactions, the Company became subject to federal, state and foreign income taxes and was required to record a nonrecurring deferred tax liability of $13.2 million for cumulative temporary differences between financial reporting and tax reporting. For the nine months ended September 30, 1997, the Company also recorded a deferred income tax expense provision of $5.6 million, less $.5 million relating to the extraordinary item which was recorded net of tax. The deferred tax assets, deferred tax liabilities and the current tax provision were estimated based on management's most recent information as of September 30, 1997. The provision for income taxes reflects the income tax expense from the date of the formation transactions through September 30, 1997.

The Company reports most of its sales of VOIs on the installment method for federal income tax purposes. As a result, the Company does not recognize taxable income on these sales until the installment payments have been received from the Company's customers. The Company is subject to the Alternative Minimum Tax ("AMT") as a result of the deferred income which results from the installment sales method. In the second quarter of 1997 the Company began paying state AMT and in the current quarter began paying federal AMT. The Company expects to pay state and federal AMT for the balance of the fiscal year.

Under Section 453(1) of the Internal Revenue Code, interest may be imposed on the amount of tax attributable to the installment payments on customer receivables for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not required to pay tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The Company has not included a provision for any of this interest since it is not currently subject to tax. However, in the future it may become so. The Company continues to monitor its tax provision and may adjust it to provide for this interest in the future if it becomes subject to taxation.

Extraordinary Item:

During the first quarter of 1997, the Company repaid $38.9 million of debt. The Company recorded an expense relating to the write-off of previously capitalized fees and prepayment penalties of $.8 million, net of related tax benefits of $.5 million.

Liquidity and Capital Resources

The Company generates cash from operations from the sales and financing of VOIs, resort operations, management activities and telecommunication services. With respect to the sale of VOIs, the Company generates cash for operations from customer down payments and third party financing of customer mortgages receivable in amounts typically equal to 90% of the related customer mortgage receivable. The Company generates additional cash from the financing of VOIs equal to the difference between the interest charged on the customer mortgages receivable (which averaged 14.2% at September 30, 1997) and the interest paid on the notes payable secured by the Company's pledge of such customer mortgages receivable (which averaged 9.9% at September 30, 1997). Cash provided by operations for the nine months ended September 30, 1997 and 1996 increased to $6.4 million from $4.5 million, primarily due to improved operating results in 1997.

Net cash used in investing activities for the nine months ended September 30, 1997 and 1996 was $54.2 million and $15.6 million, respectively, principally due to increased sales of VOIs and the related increase in customer mortgages receivable and the acquisition of Success and Points.

Net cash provided by financing activities was $50.8 million during the nine month period ended September 30, 1997 versus a net cash provided in 1996 of $10.3 million primarily due to the Company's issuance in the first quarter of 1997 of 4,625,000 shares of common stock in the Offering resulting in approximately $49.5 million of net proceeds. The net proceeds of the Offering were used by the Company to repay $38.9 million of outstanding debt. The remaining $10.6 million has been used to fund expansion and to provide the Company with working capital.

The Company requires funds to finance the acquisition and development of vacation ownership resorts and related inventory, and to finance customer purchases of VOIs. Historically, these funds have been provided by indebtedness secured by a portion of the Company's inventory of unsold VOIs, customer mortgages receivable and other assets. As of September 30, 1997, the Company had $32.3 million outstanding under its notes payable secured by its real estate and VOI inventory, $94.6 million outstanding under its notes payable secured by customer mortgages receivable and $5.6 million of other secured and unsecured notes payable. As of September 30, 1997, the Company's scheduled principal payments on its long-term indebtedness through 2001 (excluding payments on credit facilities secured primarily by customer mortgages receivable) were $.5 million in 1997 (last three months), $1.4 million in 1998, $1.4 million in 1999, $1.1 million in 2000 and $.7 million in 2001.

The Company's current credit facilities (the "Credit Facilities") provide for real estate and construction loans, of which $32.3 million were outstanding as of September 30, 1997, and revolving lines of credit, under which the Company had borrowings of $94.6 million as of September 30, 1997 against total available capacity under the revolving lines of credit (assuming the availability of sufficient receivables) at that date of $191.6 million. As of September 30, 1997, the Company's loans accrued interest at various rates between 8.2% and 11.3% per annum. Approximately $118.1 million of the Company's indebtedness bears interest at variable rates based on fixed spreads over a specified rate. As the Company's mortgage receivable portfolio earns interest at fixed rates, the Company's net interest income may decline if the variable rates on the Company's borrowings increase. The Company's indebtedness under the Credit Facilities is secured primarily by pledges of the Company's receivables (primarily its customer mortgages receivable), mortgages on certain of the Company's unsold inventory of VOIs and other owned real and personal property. The terms of certain of the Credit Facilities impose certain operating and financial restrictions upon the Company, including, without limitation, (1) maintenance of a minimum tangible net worth by certain of the Company's operating subsidiaries; (2) maintenance of certain financial ratios, including the ratio of selling expenses to net VOI sales; and (3) limitations on cash distributions by certain of the Company's operating subsidiaries to the amount of the subsidiary's net income or net cash flow (subject to certain exceptions for tax and other permitted distributions).

The Company intends to pursue a growth-oriented strategy; accordingly, the Company may, from time to time acquire, among other things, additional vacation ownership resorts and additional land upon which vacation ownership resorts may be developed and companies operating resorts or having vacation ownership assets, management, sales or marketing expertise commensurate with the Company's operations in the vacation ownership industry. In this regard, the Company is currently considering the acquisition of several additional land parcels for the development of additional resorts, either with Promus Hotels, Inc. or under a non-multi-hotel brand or under the Vistana brand. The Company may also evaluate asset and operating company acquisitions, but presently has no contracts or capital commitments relating to any such potential acquisition.

In the future, the Company may negotiate additional credit facilities, or issue debt or additional equity securities. Any debt incurred or issued by the Company may be secured or unsecured, bear interest at fixed or variable rates, and be subject to terms and conditions approved by management. The Company has historically enjoyed good credit relationships and has been successful in establishing new relationships and expanding existing credit facilities as its growth and opportunities have necessitated. Management believes the Company will continue to be able to borrow in this manner. In July 1997, the Company entered into a $12.7 million loan facility for the construction of the Embassy Vacation Resort in Myrtle Beach, South Carolina and related amenities, as well as a related $10.0 million receivable based revolving credit facility. The Company also obtained a $30.0 million receivable based revolving credit facility for its Vistana Resort and a similar $15.0 million facility for its Points of Colorado operations during the quarter ended September 30, 1997.

The Company believes that cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs for its existing operations for the next 12 months. The Company actively intends to continue acquisition, development, construction, conversion and expansion of vacation ownership resorts. Accordingly, depending upon conditions in the capital and other financial markets, and other factors, the Company may from time to time consider the issuance of debt, equity, or other securities, the proceeds of which may be used to finance acquisitions, to refinance debt or for general corporate purposes. In this regard, in October 1997, the Company filed a registration statement with the Securities and Exchange Commission relating to the proposed public offering of 4,000,000 shares of common stock. See Note 12 of Notes to Condensed Consolidated Financial Statements. No assurance can be given that this offering will be completed.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits
      Exhibit 27: Financial Data Schedule

  (b) A current Report on Form 8-K was filed on September 29, 1997 reporting information under Item 2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vistana, Inc.
(Registrant)

Date: November 13, 1997
By:

Raymond L. Gellein, Jr.
Chairman and Co-Chief Executive

By:

John M. Sabin
Sr. Vice President and Chief Financial Officer
Chief Accounting Officer

Exhibit 27: Financial Data Schedule

This schedule contains summary financial information extracted from the Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows included in the