Form 10-Q/A
period 1997-09-30
VISTANA INC
filed 1997-11-14
CIK 1029753

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

Vistana, Inc.
(Registrant)

Date: November 13, 1997
By:
/s/ Raymond L. Gellein, Jr.
Raymond L. Gellein, Jr.
Chairman and Co-Chief Executive

By:
/s/ John M. Sabin
John M. Sabin
Sr. Vice President and Chief Financial Officer
Chief Accounting Officer

Exhibit 27: Financial Data Schedule

This schedule contains summary financial information extracted from the Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows included in the