Form 10-K
period 1997-12-31
VISTANA INC
filed 1998-03-27
CIK 1029753

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

     (MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------     -----------

     Commission file number 0-29114

                                 Vistana, Inc.
                                 -------------
            (Exact name of registrant as specified in its charter)


              Florida                                          59-3415620
         ------------------                               ---------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


8801 Vistana Centre Drive, Orlando, Florida                      32821
-------------------------------------------                  ------------
(Address of principal executive offices)                  (Zip Code)


                                (407) 239-3100
                           ------------------------
             (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 1998, there were 21,007,630 shares of the registrant's common stock outstanding. The aggregate market value of the registrant's voting stock that was held by non-affiliates on such date was $301,056,923 based on the closing sale price of the registrant's common stock on February 27, 1998 as reported on the Nasdaq National Market.

                     Documents Incorporated by Reference:

     Portions of Vistana, Inc.'s 1997 Annual Report to Shareholders and definitive proxy statement for its annual meeting of shareholders to be held on April 30, 1998 are incorporated by reference into Parts II and III of this Form 10-K, as indicated.

                                    PART I

          Except where otherwise indicated, the information contained in this Annual Report on Form 10-K ("Annual Report") assumes Vacation Ownership Interests (as defined herein) are presented on an annual, as opposed to an alternate-year, basis. See "Item 1. Business--Company Resorts." Unless the context otherwise requires, the "Company" means Vistana, Inc., its consolidated subsidiaries, its corporate and partnership predecessors, partnerships in which the Company owns a controlling interest and, following September 16, 1997, Success and Points (as defined herein). Unless otherwise indicated, all vacation ownership industry data contained herein is derived from information prepared by the American Resort Development Association ("ARDA"), the industry's principal trade association.

          Vistana(R) and Vistana Resort(R) are trademarks of Vistana, Inc. or its affiliates. Embassy Vacation Resort(R), Embassy Suites(R), Hampton Vacation Resort(R), Hampton Inn(R), Homewood Vacation Resorts, and Homewood Suites(R) are trademarks and service marks of Promus Hotels, Inc. and other wholly-owned subsidiaries of Promus Hotel Corporation. PGA(R) is a trademark of The Professional Golfers' Association of America. World Golf Village(SM) is a service mark of World Golf Foundation, Inc. Atlantis(R) is a service mark for lodging accommodation services of Sun International Representation, Inc.

          Statements in this Annual Report, including statements contained in the "Business--Company Resorts," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," "Business--Promus Relationship," and "Business--PGA of America Relationship" sections regarding the Company's prospective business opportunities, financial performance and expansion plans are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements include, without limitation, (i) the plan to develop and sell additional resorts, (ii) the intention to acquire additional land for the expansion of existing resorts and for the development of future resorts, (iii) the anticipation of when construction will commence for existing and future vacation resorts, (iv) the plan to develop future PGA of America (as defined herein) and Promus (as defined herein) affiliated resorts, and (v) statements relating to the Company or its operations that are preceded by terms such as "anticipates," "believes," "intends," "expects" and similar expressions.

          In accordance with the Private Securities Litigation Reform Act of 1995, the following are important risk factors that could cause the Company's actual results, performance or achievements to differ materially from those implied by such forward-looking statements: (i) the Company lacks experience in certain of the markets where it has purchased land and is developing vacation ownership resorts, (ii) the Company is subject to significant competition from other entities in the leisure and vacation industry, (iii) the Company's success depends to a significant extent on its ability to hire, train and retain qualified employees, (iv) the Company's ability to acquire, develop, and sell Vacation Ownership Interest inventory and finance customer purchases of its Vacation Ownership Interests requires access to external funding on satisfactory terms, (v) the Company's indebtedness and related service obligations may increase its vulnerability to adverse economic conditions, (vi) the Company's agreements with Promus, the PGA of America, and Sun (as defined herein) are subject to various conditions and requirements which may not be fulfilled, and
(vii) the Company has not yet entered into the final joint venture documents with Sun and its subsidiaries relating to the Villas at Atlantis.

Item 1.  Business.

General

          Founded in 1980, the Company is a leading developer and operator of high quality timeshare resorts in the United States. The Company's principal operations consist of (i) acquiring, developing and operating timeshare resorts, also known as vacation ownership resorts; and (ii) marketing, selling and financing vacation ownership interests in its resorts, which typically entitle the buyer to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate-year basis ("Vacation Ownership Interests").

          The Company currently operates and sells Vacation Ownership Interests at six vacation ownership resorts. Three of these resorts are in Florida (Vistana Resort in Orlando, Hampton Vacation Resort--Oak Plantation in Kissimmee, and Vistana's Beach Club on Hutchinson Island), two in Colorado (Eagle Point in Vail and Falcon Point in Avon) and one in Arizona (Villas of Cave Creek located north of Scottsdale). Available inventory at two of these resorts (Vistana's Beach Club and Eagle Point) is limited to Vacation Ownership Interests that the Company has reacquired in connection with defaults under customer mortgages. The Company has four new resorts under development. These resorts are Embassy Vacation Resort at Myrtle Beach in South Carolina, Vistana Resort at World Golf Village near St. Augustine, Florida, PGA Vacation Resort by Vistana in Port St. Lucie, Florida, and Embassy Vacation Resort in Scottsdale, Arizona. In addition, the Company acts as exclusive sales and marketing agent for The Christie Lodge, a large vacation ownership resort in Avon, Colorado. The Company has also entered into an agreement with a subsidiary of Sun International Hotels Limited ("Sun") to form a joint venture to develop a proposed new vacation ownership resort to be known as the Villas at Atlantis adjacent to the Atlantis Resort and Casino on Paradise Island in The Bahamas. See "--Company Resorts."

          During its 17-year history, the Company has sold in excess of $650 million of Vacation Ownership Interests and has developed an ownership base of over 65,000 Vacation Ownership Interest owners residing in more than 100 countries. The Company was the first to open a vacation ownership resort in the Orlando, Florida market, which has become one of the largest vacation ownership resort markets in the world in terms of Vacation Ownership Interests sold. Each of the Company's existing Florida-based resorts is rated as a Gold Crown resort by Resort Condominiums International ("RCI"), and the Villas of Cave Creek and Falcon Point Resort are rated as Five Star Resorts by Interval International ("II"). Two of the Company's resorts under development, Vistana Resort at World Golf Village and the Embassy Vacation Resort at Myrtle Beach, have received the Gold Crown designation from RCI prior to their official openings.

          As part of its operating strategy, the Company seeks to develop strategic relationships with selected parties in order to broaden and enhance its marketing and sales efforts and to provide additional vacation ownership resort development opportunities. In furtherance of this strategy, the Company has entered into (i) an exclusive joint venture agreement with Promus Hotels, Inc. ("Promus"), a leading hotel company in the United States; (ii) a long-term affiliation agreement with a subsidiary of The Professional Golfers' Association of America ("PGA of America"); (iii) a limited partnership (in which the Company is the general partner) which has the exclusive right to develop and market Vacation Ownership Interests at World Golf Village; and (iv) an agreement to form an exclusive joint venture agreement with a subsidiary of Sun to develop a vacation ownership resort in The Bahamas.

          Since completing its initial public offering in March 1997, the Company has been using four business strategies to achieve growth: (i) continuing sales of Vacation Ownership Interests at the Company's existing resorts; (ii) developing and selling additional vacation ownership resorts;
(iii) pursuing selected acquisitions; and (iv) improving margins, principally by reducing the cost of the Company's financing. There is no assurance that these strategies will be successful during future periods.

          The Company's ability to develop and sell additional vacation ownership resorts will depend on a number of factors, including (i) the availability of attractive resort development opportunities; (ii) the Company's ability to acquire unimproved real estate relating to such opportunities on economically feasible terms; (iii) the Company's ability to obtain the capital necessary to finance the acquisition of unimproved real estate and develop vacation ownership resorts thereon, as well as to cover any necessary sales, marketing and resort operation expenditures; (iv) the Company's ability to market and sell Vacation Ownership Interests at newly-developed vacation ownership resorts; and (v) the Company's ability to manage newly-developed vacation ownership resorts cost-effectively and in a manner which results in significant customer satisfaction. There can be no assurance that the Company will be successful with respect to any or all of these factors. The acquisition, development, construction, conversion and expansion of existing and new vacation ownership resorts also involve a number of risks, including risks that (i) acquisition or development opportunities may be abandoned, requiring project costs to be expensed during the current period; (ii) construction costs may exceed original estimates, possibly making the development, expansion or conversion uneconomical or unprofitable; (iii) construction or conversion may not be completed on schedule, possibly resulting in delayed recognition of revenues and increased interest expense; (iv) zoning, land-use, construction, occupancy and other required governmental permits and authorizations may not be obtained or may be delayed; and (v) financing necessary to complete the acquisition, development, construction, conversion or expansion activities may not be obtained or may not be available on favorable terms.

Company Resorts

          The following table sets forth certain information as of December 31, 1997 and for the year then ended regarding each of the Company's existing vacation ownership resorts, resorts under construction and planned resorts, including location, the year sales of Vacation Ownership Interests commenced (or are expected to commence), the number of existing and total planned units, the number of Vacation Ownership Interests sold at each existing resort since its development by the Company and the number of Vacation Ownership Interests sold during the year ended December 31, 1997, the average sales price of Vacation Ownership Interests sold during the year ended December 31, 1997 and the number of Vacation Ownership Interests available for sale at December 31, 1997 and after giving effect to planned expansion. The exact number of units ultimately constructed and Vacation Ownership Interests available for sale at each resort may differ from the following planned estimates based on, among other things, future land use, project development, site layout considerations and customer demand. The number of Vacation Ownership Interests available for sale will also vary depending upon whether certain two-bedroom lockoff units are sold as a single unit (as assumed in the following table) or as two one-bedroom units. In addition, the Company's construction and development of new vacation ownership resorts or additional units at its existing resorts (and its sales of the related Vacation Ownership Interests) is dependent upon general economic conditions and other factors and may also be subject to delay as a result of certain circumstances, some of which are not within the Company's control.

                                                                                                                  Unsold Vacation
                                                                                                                Ownership Interests
                                                                             Vacation Ownership                           at
                                                           Units at Resort    Interest Sold(a)                       Resorts(a)
                                                           ----------------  -------------------               ---------------------

                                             Year Sales                                             Average
                                             Commenced/                                              Sales
    Vacation Ownership                      Expected to              Total                         Price in     Current     Planned
          Resorts              Location     Commence(b)    Current  Planned   Total      1997       1997(a)    Inventory   Expansion
---------------------------  ------------  --------------  -------  -------  -------  ----------  -----------  ----------  ---------
Existing Resorts:

Vistana Resort (c)             Orlando,
                               Florida           1980       1,205    1,539   62,476  7,552A(d)   $10,267A(d)       3,078     16,371

Vistana's Beach               Hutchinson
Club (e)                       Island,
                               Florida           1989          76       76    3,932       83      $ 9,394              -          0
Hampton Vacation
Resort--Oak
Plantation (f)               Kissimmee,
                              Florida            1996         242      242    1,433    1,300      $ 7,502         11,138          0

Eagle Point Resort (g)          Vail,
                             Colorado            1987          54       54    3,569       45      $ 9,065             11          0

Falcon Point Resort (h)         Avon,
                             Colorado            1986          58       82    3,398      120      $10,559            261      1,224

Villas of Cave Creek (i)     Cave Creek,
                              Arizona            1996          25       35      498      401      $10,711            399        510


Resorts Under
Development:

Embassy Vacation                Myrtle
Resort at Myrtle Beach (j)      Beach,
                                South
                               Carolina          1997          --      550      497      497      $ 9,543             --     28,050

Vistana Resort at World          St.
Golf Village (k)              Augustine,
                               Florida           1998          --      408       --       --           --             --     20,808

PGA Vacation Resort by         Port St.
Vistana (l)                     Lucie,
                               Florida           1998          --      387       --       --           --             --     19,737

Embassy Vacation Resort      Scottsdale,
 at Scottsdale (m)            Arizona            1998          --      150       --       --           --             --      7,650

Planned Resorts:

Villas at Atlantis (n)         Paradise
                               Island,
                               Bahamas           1998          --      375       --       --           --             --     19,125

                                                            -----    -----   ------    -----                      ------    -------
                                                  TOTAL     1,660    3,898   75,803    9,998                      14,887    113,475
                                                            =====    =====   ======    =====                      ======    =======

-------------
(a) The Company sells both annual Vacation Ownership Interests (entitling the owner to the use of a unit for a one-week period on an annual basis) and alternate-year Vacation Ownership Interests (entitling the owner to the use of a unit for a one-week period on an alternate-year basis) with respect to 51 weeks per unit per year, with one week reserved for maintenance of the unit. Accordingly, the Company is generally able to sell 51 annual Vacation Ownership Interests or 102 alternate-year Vacation Ownership Interests per unit (although historically sales at Eagle Point, Falcon Point and the Villas of Cave Creek have been based on 52 weeks per unit per year). For purposes of calculating Vacation Ownership Interests Sold and Average Sales Price in 1997, data with respect to Vacation Ownership Interests reflects Vacation Ownership Interests sold regardless of classification as an annual or alternate-year Vacation Ownership Interest. For purposes of calculating Unsold Vacation Ownership Interests at Resorts, both the Current Inventory and Planned Expansion numbers are based on sales of Vacation Ownership Interests on an annual basis only and assume the sale of 51 weeks per unit per year. To the extent that alternate-year Vacation Ownership Interests or 52 weeks per unit per year are sold, the actual number of unsold Vacation Ownership Interests at Resorts would be increased.
(b) Dates listed represent the dates the Company began recording (or expects to begin recording) sales of Vacation Ownership Interests for financial reporting purposes.
(c) At December 31, 1997, Vistana Resort consisted of eight development phases, six of which had been completed and two of which were in development. The number of units at Vistana Resort at December 31, 1997 included (i) 1,205 current existing units and (ii) 334 additional planned units (representing an additional 16,371 unsold annual Vacation Ownership Interests). Construction of 73 of the additional units (representing 3,723 Vacation Ownership Interests) is currently underway. The Company constructs additional units at various times depending upon general market conditions and other factors. Accordingly, construction of the remaining 272 additional units will be commenced from time to time as demand and other conditions merit. Figures with respect to this resort assume that all units to be constructed will consist of one- and two-bedroom units; however, the actual number of additional Vacation Ownership Interests resulting from planned construction could vary depending upon the configuration of these units.

(d) Includes 2,223 alternate-year Vacation Ownership Interests with an average sales price of $7,472 and 5,329 annual Vacation Ownership Interests with an average sales price of $11,433.
(e) Vistana's Beach Club consists of two buildings containing a total of 76 current existing units, which represent 3,876 Vacation Ownership Interests. The Company's Current Inventory at this resort consists primarily of previously-sold Vacation Ownership Interests that the Company has since reacquired in connection with defaults under customer mortgages. The Company has no plans to build any additional units at this resort.
(f) Hampton Vacation Resort--Oak Plantation consists of 242 existing units, representing 12,342 annual Vacation Ownership Interests. Prior to its acquisition by the Company in June 1996, this property was operated by a third party as a rental apartment complex. The Company commenced conversion of the property into a vacation ownership resort in July 1996. As of December 31, 1997, the conversion of 169 units (representing 8,619 annual Vacation Ownership Interests) had been completed. The Company intends to convert the remaining 73 units at various times depending upon general market conditions and other factors. The Company currently has no plans to build any additional units at this resort. Hampton Vacation Resort--Oak Plantation is operated on a franchise basis as the first Hampton Vacation Resort pursuant to the Promus Agreement (as defined herein).
(g) Eagle Point Resort consists of 54 existing units, representing 2,754 Vacation Ownership Interests. This resort was acquired by the Company pursuant to the Acquisition in September 1997, and is owned and operated by the Company.
(h) Falcon Point Resort consists of 58 existing units, representing 2,958 Vacation Ownership Interests and 24 additional planned units to be constructed on property which the Company recently acquired (representing an additional 1,224 unsold annual Vacation Ownership Interests). This resort was acquired by the Company pursuant to the Acquisition in September 1997, and is owned and operated by the Company.
(i) Villas of Cave Creek consists of 25 existing units, representing 1,275 Vacation Ownership Interests and 10 additional planned units (representing an additional 510 unsold annual Vacation Ownership Interests). This resort was acquired by the Company pursuant to the Acquisition in September 1997, and is owned and operated by the Company.
(j) In December 1996, the Company acquired the initial 14 acres of unimproved land in Myrtle Beach, South Carolina for the development of the Embassy Vacation Resort at Myrtle Beach. The Company also has an option until December 31, 2003 to acquire up to 26 additional acres of contiguous property for phased expansion of this resort. The Company commenced construction of the 44-unit first phase of this resort (representing 2,244 annual Vacation Ownership Interests) during the third quarter of 1997. Because the Company constructs additional units at its resorts based on general market conditions and other factors, construction of the remaining 506 units at this resort (assuming acquisition of the remaining 26 acres) will be commenced from time to time as demand and other conditions merit. Myrtle Beach will be operated as an Embassy Vacation Resort franchise pursuant to the terms of the Promus Agreement.
(k) Vistana Resort at World Golf Village will consist of an estimated 408 units, representing an estimated 20,808 annual Vacation Ownership Interests, of which 102 units, representing 5,202 annual Vacation Ownership Interests, are currently under construction and scheduled for completion in the second quarter of 1998. The Company intends to commence construction of the remaining 306 additional units from time to time as demand and other conditions merit.
(l) PGA Vacation Resort by Vistana will consist of an estimated 387 units, representing an estimated 19,737 annual Vacation Ownership Interests, and will be constructed by the Company on 25 acres of land which the Company acquired in September 1997. The Company anticipates that it will commence construction of the 40-unit first phase of this resort (representing 2,040 annual Vacation Ownership Interests) during the first quarter of 1998. Because the Company constructs additional units at its resorts based on general market conditions and other factors, construction of the remaining 347 units at this resort is expected to be commenced from time to time as demand and other conditions merit.
(m) The Embassy Vacation Resort at Scottsdale will consist of an estimated 150 units, representing 7,650 Vacation Ownership Interests, and will be constructed by the Company on approximately 10 acres of land which the Company acquired in 1997. The Company anticipates that it will commence construction during the first quarter of 1998. The Scottsdale property will be operated as an Embassy Vacation Resort franchise pursuant to the Promus Agreement.
(n) Villas at Atlantis will consist of an estimated 375 units, representing 19,125 Vacation Ownership Interests. The Company anticipates that it will commence construction of the 175-unit first phase of this resort (representing 8,925 annual Vacation Ownership Interests) on five acres of land during the second half of 1998. The Company intends to commence construction of the remaining 250 additional units from time to time as demand and other conditions merit.

     Pricing of Vacation Ownership Interests. The following table sets forth the current range of selling prices of annual and alternate-year Vacation Ownership Interests at each of the Company's resorts:



                                                                Selling Prices(a)
                                                 -----------------------------------------------
                                                    Annual Vacation     Alternate-year Vacation
Resort                                            Ownership Interests     Ownership Interests
-----------------------------------------------  ---------------------  ------------------------
Vistana Resort(b)..............................    7,950  -  $  17,000      4,530  -   $  10,600
Vistana's Beach Club(c)........................    8,995  -  $   9,950            N/A
Hampton Vacation Resort--Oak Plantation(d).....    6,700  -  $  10,750       4,020  -  $   6,450
Eagle Point Resort(d)..........................    7,995  -  $  14,995       5,995  -  $   9,495
Falcon Point Resort(b).........................    8,995  -  $  19,995       6,495  -  $  11,995
Villas of Cave Creek(c)........................   13,495  -  $  13,495       9,495  -  $   9,495
Embassy Vacation Resort at Myrtle Beach(b)(e)..    5,230  -  $  13,495       4,920  -  $   9,600
Vistana Resort at World Golf Village(b)(e).....    7,950  -  $  17,000       4,920  -  $   9,600
PGA Vacation Resort by Vistana(b)(e)...........    6,000  -  $  12,000            (f)
Embassy Vacation Resort at Scottsdale(e).......    7,000  -  $  15,000       4,200  -  $   9,000
Villas at Atlantis(c)..........................     Not determined                (f)

-------------
(a) Selling prices vary depending upon the specific calendar week or season to which a Vacation Ownership Interest relates and unit-specific factors.
(b) Includes one-, two- and two-bedroom lockoff unit Vacation Ownership
    Interests.
(c) Includes two-bedroom unit Vacation Ownership Interests only.
(d) Includes one- and two-bedroom unit Vacation Ownership Interests.
(e) Resort not yet in operation. Selling prices listed reflect the actual range of pre-opening prices at Embassy Vacation Resort at Myrtle Beach and the anticipated range of selling prices at Vistana Resort at World Golf Village, PGA Vacation Resort by Vistana, Embassy Vacation Resort at Scottsdale and Villas at Atlantis.
(f) The decision to offer alternate-year Vacation Ownership Interests is made on a site-by-site basis. As the Company has not yet commenced sales at these properties, there has been no final decision with regard to offering alternate-year Vacation Ownership Interests or pricing.

   Vistana Resort (Orlando, Florida). Vistana Resort, the Company's flagship vacation ownership property, is located less than one mile from the Walt Disney World(R) Resort complex. Vistana Resort was the first vacation ownership resort in Orlando. The resort has received the RCI Gold Crown designation since the inception of the designation by RCI. Vistana Resort opened as a vacation ownership resort in July 1980 with an initial phase, known as the Courts Villas, containing 98 units on a 25-acre parcel. In November 1980, the Company purchased an additional 100 acres of surrounding unimproved land, in 1987 the Company purchased 15 acres of contiguous land and, in January 1993, it acquired the last available contiguous parcel to Vistana Resort, consisting of 10 acres. Through December 31, 1997, the Company had constructed a total of eight phases at Vistana Resort.

   The gated-access resort consists of a 135-acre complex that features tropical landscaping, lakes, waterfalls, fountains, walking paths, scenic bridges and gazebos. The resort's athletic facilities include six recreation centers, 13 lighted tennis courts, a tennis pro shop, six outdoor temperature-controlled swimming pools, seven outdoor whirlpools, five children's pools, an 18-hole miniature golf course, lighted basketball courts, sand volleyball pits, shuffleboard courts and other recreational amenities. Other guest-oriented amenities at Vistana Resort include two restaurants and a general store containing a Pizza Hut(R) facility. Accommodations at Vistana Resort as of December 31, 1997 consisted of 1,163 two-bedroom units and 34 one-bedroom units, divided into eight villages. The units at Vistana Resort sleep from four to eight people (depending upon floorplan) and include amenities such as a fully-equipped kitchen, washer/dryer, three color televisions with cable service, a videocassette player, and an outdoor terrace or balcony. Most units have master bathrooms that include a whirlpool tub or feature screened terraces or balconies with water views. Later phases include units with an optional two-bedroom lockoff floor plan, a feature that allows the unit to be divided into two separate one-bedroom units or a studio and a one-bedroom unit, depending upon floor plan. Owners of the lockoff units have increased flexibility regarding the use of their Vacation Ownership Interest, including splitting the unit and using each portion for separate one-week vacations.

   Vistana's Beach Club (Hutchinson Island, Florida). Vistana's Beach Club on Hutchinson Island is located on Florida's Treasure Coast, approximately 40 miles north of West Palm Beach and approximately a two hour drive from Orlando. Located on a 3.5-acre parcel, Vistana's Beach Club was purchased by the Company in January 1989. The resort consists of one nine-story building containing 48 units and one eight-story building containing 28 units. The resort contains numerous recreational amenities, including a freshwater swimming pool, outdoor whirlpool, children's pool, elevated sun deck and access to two tennis courts. Vistana's Beach Club contains 76 fully-equipped two-bedroom, two-bathroom oceanfront units, each of which includes a terrace with a view of the Atlantic Ocean. The units at Vistana's Beach Club sleep up to six people (depending upon floorplan) and include amenities such as a fully-equipped kitchen, washer/dryer, color televisions with cable service and a videocassette player. The Company continues to manage and operate the property; however, sales at this resort consist primarily of previously-sold Vacation Ownership Interests that the Company has since reacquired in connection with defaults under customer mortgages. RCI has awarded the resort its Gold Crown designation.

   Hampton Vacation Resort--Oak Plantation (Kissimmee, Florida). In June 1996, the Company acquired, through a related partnership, a 242-unit multifamily rental apartment complex located in Kissimmee, Florida, approximately ten miles from Walt Disney World(R) Resort, which it has converted in phases into a vacation ownership resort. Sales of the first phase containing 32 units commenced in October 1996. The gated-access 16-acre resort contains one- and two-bedroom units, each of which offers a fully-equipped kitchen. The landscaped resort includes a scenic lake with a lighted fountain, swimming pools and other recreational amenities. The resort has received the Gold Crown designation from RCI. Pursuant to the Promus Agreement, the Company operates the resort on a franchise basis as the first Hampton Vacation Resort. The Company holds a 67% controlling ownership interest in the limited partnership that operates the resort.

   Falcon Point Resort (Avon, Colorado). Falcon Point is a 58-unit condominium resort located in Avon, Colorado at the foot of Beaver Creek Ski Area in Vail Valley. Amenities include a clubhouse, a heated swimming pool, indoor and outdoor hot tubs, sauna, ski lockers and a coin operated laundry. This resort contains studio, as well as one- and two-bedroom units. All Falcon Point units, except studios, contain a fully-equipped kitchen. In 1998, the Company intends to develop an additional 24 units on a parcel of land adjacent to Falcon Point Resort. Presales for this adjacent development are planned to begin in 1998. II has awarded the resort its Five Star rating.

   Villas of Cave Creek (Cave Creek, Arizona). The Villas of Cave Creek is comprised of 25, two-story villas located at the base of Black Mountain in the Sonoran Desert foothills, just north of Scottsdale. Amenities include two swimming pools, a clubhouse, an exercise room, a lawn game area and a playground. All of the villas have a master suite, fully-equipped kitchen, dining room, living room, a second bedroom and two full baths. II has awarded the resort its Five Star rating.

   Eagle Point Resort (Vail, Colorado). Eagle Point Resort is a 54-unit, courtyard resort which is bordered by Gore Creek and located in Vail, Colorado. Amenities include a heated swimming pool, indoor and outdoor hot tubs, a sauna and a coin-operated laundry. Additionally, Eagle Point Resort offers a complimentary shuttle service to the Lionshead Gondola at Vail during the ski season. Eagle Point is equipped with one-and two-bedroom units, each of which includes a fully-equipped kitchen. The Company continues to operate and manage this resort; however, active sales have been completed.

   Vistana Resort at World Golf Village (St. Augustine, Florida). In September 1996, through a related partnership, the Company commenced construction of the first 102-unit phase of a 408-unit vacation ownership resort to be known as Vistana Resort at World Golf Village. The first phase is expected to be completed in the second quarter of 1988. The centerpiece of an approximately 6,000-acre planned community under development near St. Augustine, Florida, World Golf Village is a destination resort which will contain the World Golf Hall of Fame, championship golf courses and other amenities. The units at Vistana Resort at World Golf Village, which will consist of one- and two-bedroom units, will sleep from four to eight people (depending upon floorplan) and include features such as a fully-equipped kitchen, washer/dryer, color televisions with cable service, a videocassette player and an outdoor terrace or balcony. The resort will be located adjacent to the 17th and 18th fairways of the first golf course at World Golf Village. Resort guests and owners will have preferred access to daily tee times on the course.

   World Golf Village is being developed in conjunction with World Golf Foundation, Inc., which is supported by the world's leading golf organizations and was formed to build and operate the World Golf Hall of Fame. The member organizations of World Golf Foundation, Inc. include the PGA Tour, PGA of America, Ladies Professional Golf Association, Augusta National Golf Club, Royal Canadian Golf Association, Royal & Ancient Golf Club of St. Andrews, PGA European Tour, PGA Tour of Japan and FNB Tour of Southern Africa.

   In addition to the World Golf Hall of Fame and the Company's vacation ownership resort, the World Golf Village resort complex will also include a championship golf course named in honor of Sam Snead and Gene Sarazen, a PGA Tour licensed golf academy, the International Golf Library and Resource Center, the 300-room World Golf Village Resort Hotel and 80,000-square foot St. Johns County Conference Center, themed retail space, the headquarters and television production studios for PGA Tour Productions and a theater. The component facilities within World Golf Village will be linked by the Walk of Champions honoring each member of the World Golf Hall of Fame. Two additional golf courses are also planned.

   The Company holds a 37.5% controlling ownership interest in a limited partnership which is developing Vistana Resort at World Golf Village. The partnership has the exclusive right to develop and market Vacation Ownership Interests at World Golf Village, and has exclusive multi-year marketing agreements for solicitation at key locations throughout World Golf Village, including the hotel/conference center, golf course, Walk of Champions and retail facilities. Neither the partnership nor the Company is developing World Golf Village itself or any of the other facilities or amenities. The Company also has entered into an agreement with PGA Tour Golf Course Properties, Inc. that allows the Company access to PGA Tour databases for marketing purposes.

   PGA Vacation Resort by Vistana (Port St. Lucie, Florida). In September 1997, the Company purchased from an affiliate of PGA of America approximately 25 acres of land within The Reserve community in Port St. Lucie, Florida for the purpose of developing, marketing and operating a vacation ownership resort. The resort will be developed as a PGA Vacation Resort by Vistana and will be contiguous to the South Course of the PGA Golf Club at The Reserve, a nationally-acclaimed $15 million golf course complex that opened in early 1996. The South Course, designed by Tom Fazio, was named the best new course in its price category by Golf Digest magazine in December 1996. PGA of America has announced its intention to open a golf learning center and to build a third golf course at the facility. In addition to resort amenities and services comparable to the Company's other resorts, the PGA Vacation Resort by Vistana will, pursuant to a golf access agreement, also offer its owners and renters preferred access to the PGA Golf Club and other PGA golf courses in St. Lucie County. Owners and renters at the resort will be able to book tee times through a centralized reservation system that is anticipated to be developed jointly by the Company and PGA of America.

   The resort is planned to contain approximately 387 units. The 40-unit first phase is expected to be completed during the fourth quarter of 1998 or the first quarter of 1999. The Company believes that PGA of America, through its approximately 20,000 golf professionals and the Company's license to use PGA of America's name, initials, trademark and logo, will provide strategic marketing opportunities for the Port St. Lucie vacation ownership resort and any future PGA Vacation Resorts developed by the Company. In September 1997, the Company and PGA of America executed a long-term affiliation agreement which provides for the development of future vacation ownership resorts and marketing and golf access agreements for the Port St. Lucie, Florida property. See "--PGA of America Relationship."

   Embassy Vacation Resort at Myrtle Beach (Myrtle Beach, South Carolina). In December 1996, the Company acquired an initial 14-acre parcel of unimproved land on a 40-acre site in Myrtle Beach, South Carolina, on which the Company plans to construct a vacation ownership resort with up to 550 units. The Company has options to acquire the remaining 26 acres of land in multiple phases through December 31, 2003. The resort will be centrally located in Myrtle Beach, adjacent to Broadway at the Beach, a large entertainment and specialty retail complex, which includes a Hard Rock Cafe and a Planet Hollywood restaurant. Pursuant to the Promus Agreement, the Company will operate the resort on a franchise basis as an Embassy Vacation Resort. The Company began pre-sales in May 1997 and commenced construction of the 88-unit first phase during the third quarter of 1997. The first phase is expected to be completed in mid-1998.

   Embassy Vacation Resort at Scottsdale (Scottsdale, Arizona). The Company plans to construct a 150-unit Embassy Vacation Resort at Scottsdale on a 10-acre site which the Company recently purchased near the TPC Scottsdale golf course. Construction of the 75-unit first phase is scheduled to begin during the second quarter of 1998. Amenities are expected to include a 12,000 square-foot clubhouse and reception building, a recreation complex, a free-form swimming pool, a children's club and a fully-equipped fitness center. All of the villas are anticipated to have two-bedrooms, two baths, a fully-equipped kitchen, dining room, living room, and an in-room washer and dryer. The Scottsdale property will be operated as an Embassy Vacation Resort franchise pursuant to the Promus Agreement.

   Villas at Atlantis (Paradise Island, The Bahamas). In November 1997, the Company and Sun entered into an agreement to form a 50-50 joint venture to design, develop, sell and manage a planned vacation ownership resort with up to 375 units adjacent to Sun's Atlantis Resort and Casino on Paradise Island, The Bahamas. Construction of the 175-unit first phase is expected to commence in the second half of 1998 on approximately seven acres of land that Sun plans to contribute to the joint venture. The Company plans to contribute approximately $7 million to the joint venture as part of the first phase of development. The agreement calls for Sun to oversee the development and construction and manage the hospitality elements of the Villas at Atlantis, while the Company will oversee all timeshare operations, including portfolio management, sales and marketing, and property management services.

   Accommodations at Villas at Atlantis are expected to consist of two-bedroom, lockoff units, each of which will contain a separate master bedroom with a whirlpool tub, a fully-equipped kitchen, and living and dining areas. Owners and guests at the resort will have access to Sun's Atlantis Resort and Casino, including all of its amenities. The Atlantis Resort and Casino is a 1,147-room luxury resort with the largest casino in the Caribbean. A significant expansion project containing an additional 1,208 rooms is currently under construction. Amenities of the Atlantis Resort include a 14-acre waterscape, a lagoon, waterfalls, a water slide, underground grottos, a rope suspension bridge and five pools. Other amenities include 12 indoor and outdoor restaurants and six lounges. Guests can also enjoy snorkeling, scuba diving, windsurfing, sailing, championship tennis and golf, and an extensive children's program.

Risks Associated with Expansion into New Markets

   Because the Company's proposed resorts near St. Augustine, Florida, Port St. Lucie, Florida, Myrtle Beach, South Carolina, Scottsdale, Arizona, and Paradise Island, The Bahamas are outside the Company's historical geographical area of operation, the Company's resort development and operation experience in the Orlando, Florida area does not ensure the success of the development or operation of these properties or the marketing of Vacation Ownership Interests at these locations. Accordingly, in connection with these and other proposed new resorts, the Company may be exposed to a number of risks, including risks associated with (i) the lack of local market knowledge and experience; (ii) the inability to hire, train and retain sales, marketing and resort staff at new locations; (iii) the inability to obtain, or obtain in a timely manner, necessary permits and approvals from state and local government agencies and qualified construction tradesmen at competitive prices; (iv) the inability to secure sufficient marketing relationships with local hospitality, retail and tourist attraction operators; (v) the inability to capitalize on the new marketing relationships and development agreements associated with certain of the Company's growth strategies; and (vi) the uncertainty involved in, and additional costs which may be associated with, selling Vacation Ownership Interests prior to completion of the related units. Additionally, with respect to any vacation ownership resort located in a foreign market, the Company's operations may be materially and adversely affected by developments with respect to inflation, interest rates, government policies and regulations, price and wage controls, exchange control regulations, exchange rates, taxation, political and social instability and other political or economic developments in or affecting such foreign jurisdiction.

Promus Relationship

   In December 1996, the Company and Promus entered into the Promus Agreement, an exclusive five-year agreement to jointly acquire, develop, market and operate vacation ownership resorts in North America under Promus' Embassy Vacation Resort, Hampton Vacation Resort and Homewood Vacation

Resort brands. Promus is a wholly-owned operating subsidiary of Promus Hotel Corporation, a New York Stock Exchange company, which is one of the largest companies in the hotel industry. Under the Promus Agreement, the Company is Promus' exclusive joint venture partner for the development and operation of vacation ownership resorts in North America and also has the option of operating vacation ownership resorts on a franchise basis. The Company is the sole franchisee in North America of the Hampton Vacation Resort and the Homewood Vacation Resort brands, and one of only two franchisees in North America of the Embassy Vacation Resort brand. In six selected markets agreed to by the parties, the Company is the sole franchisee in North America of the Embassy Vacation Resort brand. These six markets consist of three coastal areas of Florida (including portions of the southeastern and western coasts of Florida and the Panhandle); the coastal region between Jacksonville, Florida and Myrtle Beach, South Carolina; Phoenix and Scottsdale, Arizona; and Palm Springs and Palm Desert, California. The Promus Agreement precludes the Company from acquiring or developing vacation ownership resorts with any other multi-hotel brand, but preserves its ability to develop vacation ownership resorts in combination with non-hotel brands (such as PGA of America), to develop vacation ownership resorts with unique, non-multi-hotel brand hotel properties (such as the Atlantis Resort and Casino), and to acquire or develop vacation ownership resorts under the Vistana name (other than in the six selected markets referred to above).

   Each vacation ownership resort jointly developed under the Promus Agreement will be acquired, developed and operated by a newly-formed entity that will be owned equally by Promus and the Company and will be managed by the Company. The parties have agreed that each of these entities will enter into a sales and marketing agreement with the Company, pursuant to which the Company will be responsible for marketing and sales of Vacation Ownership Interests at the resort and for which the Company will receive a fee based on a percentage of sales and rental revenues. Additionally, the Company and Promus have agreed to enter into a license agreement and hospitality management agreement, pursuant to which Promus will license the applicable brand name and provide other hospitality-related services at the resort and for which Promus will receive a fee based on a percentage of sales and rental revenues. The Promus Agreement provides that both parties must first offer vacation ownership resort development opportunities in the six selected markets to the joint venture (with certain exceptions for development of the Company's non-multi-hotel branded resorts). In the event that one party elects not to pursue the opportunity, the other party has certain rights to develop the resort independently or, in the case of Promus, franchise an Embassy Vacation Resort to its existing franchisee. However, if Promus elects not to pursue an opportunity through the joint venture, the Company may elect to develop the resort as a Promus franchisee, subject to Promus' standard franchise approval, on pre-agreed terms, conditions and fees. In order to maintain its franchise relationship with Promus, the Company may be required to incur expenditures and meet other obligations at the franchised resorts required by the applicable franchise agreements, which may
(i) increase its operating costs, and (ii) limit the Company's flexibility with respect to the operation of the applicable resort in order to comply with the applicable franchise agreements. The amount of expenditures which the Company may be required to incur and the amount of obligations which the Company may be required to satisfy will depend upon, among other things, the extent to which the applicable franchise agreement requires the Company to incur construction and development costs, operating expenses and capital expenditures and maintenance costs. The Promus Agreement may be terminated by either party in the event that the parties have not jointly developed a resort during the first three years of the Promus Agreement. The Promus Agreement is also terminable upon a change in control of Promus or the Company.

   Although the Company and Promus are actively evaluating new resort development opportunities for possible joint venture, no firm commitments have been made for any joint venture developments. However, pursuant to the Promus Agreement, Promus has granted franchises for two of the Company's properties:
(i) Hampton Vacation Resort--Oak Plantation, which is the first vacation ownership resort to operate under the Hampton Vacation Resort brand and (ii) the Embassy Vacation Resort at Myrtle Beach, currently under construction in South Carolina. In addition, the parties have agreed to franchise the proposed resort being developed in Scottsdale as an Embassy Vacation Resort.

   The Company believes that its strategic relationship with Promus will offer growth opportunities with respect to the development and operation of vacation ownership resorts by enhancing the sales and marketing of Vacation Ownership Interests and providing further management expertise. The Company anticipates that such growth opportunities will occur as a result of Promus' strong brand recognition, large customer base and extensive product development, marketing, management and information technology capabilities. Moreover, the Company believes that its strategic relationship with Promus will offer the Company access to a target market of prospective customers who, because of their favorable demographics and, in the case of Promus' Embassy Suites and Homewood Suites hotel brands, preference for suite accommodations, will respond favorably to the Company's resorts. The Company believes that the Embassy Vacation Resort, the Hampton Vacation Resort and the Homewood Vacation Resort brands will generally (i) conform to the relative price points; (ii) target similar customers; and (iii) effect similar brand segmentation, as applicable to Promus' Embassy Suites, Hampton Inn and Homewood Suites hotel brands, respectively. There is no assurance that these anticipated benefits will accrue from the Promus relationship or that Promus will prove to be a favorable partner for the Company. Moreover, in order to maintain its franchise and joint venture relationships with Promus, the Company may be required to incur franchise fees and other expenditures which may (i) increase its operating costs and (ii) limit the Company's flexibility with respect to the operation of the applicable resort. The Promus Agreement may also prevent the Company from developing resorts under its own name or entering into joint venture or franchise agreements with other multi-hotel brand companies, even where such developments or agreements would be in the Company's best interests.

   In December 1997, Promus and Doubletree Corp., a Phoenix-based hotel management company, merged to form a combined company called Promus Hotel Corporation, the senior management of which is comprised of personnel from Promus and Doubletree. Although the Company does not anticipate that the merger will have any effect on the Promus Agreement, there can be no assurance that the Company will continue to enjoy the same relationship which it has historically had with Promus and its senior management.

PGA of America Relationship

   The Company and an affiliate of PGA of America have entered into a ten-year affiliation agreement (the "Affiliation Agreement"), pursuant to which the Company has the exclusive right to acquire, develop, manage, market and sell vacation ownership resorts in St. Lucie County, Florida, and potentially in other, yet to be determined, areas, under the PGA name, initials, trademark and logo. PGA Vacation Resort by Vistana is the first resort that will be developed pursuant to the Affiliation Agreement. See "--Company Resorts."

   Under the Affiliation Agreement, the Company has the right of first offer to be the developer of additional PGA vacation resorts at other potential properties (outside St. Lucie County, Florida) identified by the Company or by PGA of America or its affiliates. If the parties mutually agree to develop any other property, the Company will have the exclusive rights and licenses to use the PGA name, initials, trademark and logos in connection with such property. In the event that either party elects not to pursue development of another potential resort, the other party has certain rights to develop that resort independently. Except for Port St. Lucie, there are no current commitments for development of any other vacation ownership resorts, and there is no assurance that the parties will successfully negotiate and execute any future development agreements. If the Company and PGA of America enter into future development agreements, the Affiliation Agreement contemplates that the parties will execute similar agreements and covenants as those regarding the PGA Vacation Resort by Vistana.

   The Company's exclusive right to develop the PGA Vacation Resort by Vistana, and its right of first offer for other potential vacation ownership resorts, does not apply to development projects outside St. Lucie County, Florida which already bear the PGA name. Likewise, the Affiliation Agreement does not limit, prohibit or restrict the Company or any of its affiliates from conducting its business in any manner it determines to be necessary or advantageous to it, including, without limitation, developing, marketing, managing, owning, operating or selling vacation ownership resorts other than the PGA Vacation Resort by Vistana or other properties that may be developed by the parties.

   The Company has the right under the Affiliation Agreement, but not the obligation, to include one or more of the PGA Vacation Resorts in a vacation club or other exchange program in combination with other vacation resorts of comparable or superior quality owned or operated by the Company or one of its affiliates, subject to PGA of America's approval.

   In addition, the Company and PGA of America entered into a marketing agreement under which the Company is granted access to the PGA mailing list (which includes over 72,000 names of PGA members, apprentices and business contacts) as well as media recognition in publications such as the PGA News, the PGA International Golf Show Directory and listing on the PGA website. See "-- Company Resorts."

Acquisition of Success and Points

   On September 16, 1997, the Company completed the acquisition (the "Acquisition") of entities comprising The Success Companies, Success Developments, L.L.C. and Points of Colorado, Inc. (collectively, "Success and Points") from Donald J. Dubin, Larry D. Doll, Ronald R. Sharp, David E. Bruce and David E. Friedman (collectively, the "Sellers"). Pursuant to the Agreement and Plan of Reorganization dated as of August 15, 1997 (the "Agreement and Plan of Reorganization"), the Company acquired all of the outstanding stock of Success and Points for a purchase price consisting of approximately $24 million in cash (financed with bank borrowings of approximately $24 million) and 638,444 shares of common stock of the Company, par value $.01 per share (the "Common Stock"). Delivery of 430,814 of such shares is contingent upon Success and Points achieving certain operating results on a quarterly basis during the calendar years 1998 through 2000. The consideration was determined as a result of arm's-length negotiations between the Company and the Sellers. In addition, a wholly-owned subsidiary of the Company entered into employment agreements with each of the Sellers pursuant to which each of them serves as an officer of such subsidiary.

   In connection with the Acquisition, the Company has agreed to file and use its reasonable best efforts to cause to be declared effective prior to approximately March 31, 1998, a shelf registration statement with the Commission for the purpose of registering the 207,630 shares of Common Stock issued by the Company in connection with the Acquisition and the 430,814 shares of Common Stock contingently deliverable by the Company in connection with the Acquisition. The Company has agreed to use its reasonable best efforts to keep this shelf registration statement effective for a period ending on the earlier of (i) such date as all of such shares of Common Stock are tradeable without restriction under the Securities Act and (ii) the first date on which all of the shares of Common Stock subject to the shelf registration statement have been sold pursuant to the shelf registration statement. The Company will bear the expenses incident to the registration of such shares of Common Stock, except for any underwriting discounts or commissions, or transfer taxes relating to such shares of Common Stock.

   Prior to their acquisition by the Company, Success and Points were a closely-held group of companies which developed, marketed, financed and operated three vacation ownership resorts: (i) the Villas of Cave Creek, near Scottsdale, Arizona; (ii) Eagle Point Resort in Vail, Colorado; and (iii) Falcon Point Resort in Avon, Colorado. See "--Company Resorts." In addition, Success and Points served, and the Company is continuing to serve, as the exclusive marketing and sales agent for the largest vacation ownership resort in Colorado, The Christie Lodge, located in Avon. As a result of the Acquisition, the Company recently acquired undeveloped land in Scottsdale, Arizona on which it is developing the Embassy Vacation Resort at Scottsdale.

   Success and Points provided a foundation for the Company's sales, marketing and resort operations in the western region of the United States and also provided the Company with experience in direct marketing to consumers in Arizona and Colorado. The Company believes that the strategic relationships and operational expertise gained in the Acquisition will improve its ability to identify additional developments and acquisitions in Arizona, Colorado and other western states.

Additional Acquisitions and Expansion

   The Company regularly examines opportunities to acquire additional vacation ownership resorts, additional land for the expansion or development of vacation ownership resorts, and companies having vacation ownership assets, management, or sales or marketing expertise relevant to the Company's existing or future business in the vacation ownership industry. Such acquisitions, if consummated, may involve the issuance of additional debt or equity securities, increased debt leverage, and business operations, geographic locations and risks that are different from those associated with the Company's existing business. There is no assurance that any such acquisitions will be consummated or, if consummated, that they will be successfully integrated into the Company's business.

Sales and Marketing

   Marketing Programs. The Company's current marketing efforts center on three principal programs--the Vistana Preview Coordinator program (the "VPC Program"), the VIP/In-House Program and international brokerage and sales operations. In addition to these programs, the Company also utilizes a variety of other marketing approaches, including vacation sampler programs (designed to allow a prospective purchaser to be a guest at the resort and to experience vacation ownership prior to making a decision to buy), telemarketing, direct mail and, more recently, strategic alliances with travel, lodging and recreational partners, such as Promus and PGA of America. The Company intends to increase its telemarketing, vacation sampler, and strategic alliance marketing programs during future periods. Each of the Company's marketing programs seeks to provide consistent access to qualified prospective buyers and involves specific target marketing to leisure industry customers.

   The VPC Program consists of public contact marketing by an employee of the Company who provides concierge-type services in the lobby of a hotel or condominium vacation property, or at other attractions near one of the Company's resorts. The goal of the VPC Program is to generate a regular flow of qualified potential Vacation Ownership Interest purchasers to visit the on-site sales centers at the Company's resorts. Any loss or increase in the cost of the Company's VPC Program sites could have a material adverse effect on the Company. The VIP/In-House Program focuses on guests staying at the Company's vacation ownership resorts, whether they are owners, renters or exchangers. Through a combination of guest services and telephone contact, these guests are invited to a VIP tour of the vacation ownership resort. This program is more effective at larger resorts, such as Vistana Resort in Orlando, which have a high number of owners, renters, and exchangers.

   In order to enhance its sales and marketing operations, in November 1997, a newly-formed subsidiary of the Company acquired substantially all of the assets of three related entities engaged in the tour generation, guest services and marketing businesses in Florida. In January 1998, the Company also acquired the assets of a telemarketing firm.

   In addition to the Company's domestic operations, the Company uses a combination of independent brokers and direct sales offices to sell Vacation Ownership Interests in its resorts to customers in various foreign countries, primarily in Central and South America. In light of the increasing popularity of central Florida among overseas visitors and the overall rise in vacation ownership worldwide, the Company believes that the international market presents significant growth opportunities. However, international interest in the Company's future resorts is expected to vary depending upon the location of the project. During the year ended December 31, 1997, approximately 34% of the Company's sales were to foreign purchasers (with all sales made in United States dollars), including sales made to customers visiting the United States and sales made to foreign purchasers who buy the Vacation Ownership Interest "sight unseen" based on the Company's reputation for delivering a high-quality experience. The Company is currently increasing the number of overseas marketing offices owned directly by the Company. The Company's intentional sales generally involve higher sales and marketing expenses and greater risks than its sales to domestic purchasers. These risks include potential adverse effects from foreign governmental policies and regulations, inflation, interest rates, price and wage controls, exchange control regulations, exchange rates, taxation, political and social instability and other political or economic developments in or affecting such foreign jurisdictions.

   Sales Focus. The Company's marketing efforts are currently supported by resort-based sales operations, which, in the Company's view, have been the foundation of the Company's successful performance during its history. Prospective purchasers are given a personalized on-site tour of the Company's resorts and provided information about vacation ownership and available financing options. Presentations to potential buyers, which typically last between two and one-half and four hours, are individually tailored to take into account each guest's particular needs and background, such as vacationing habits and familiarity with the vacation ownership concept. Prior to closing, each sale is verified by a settlement manager who reviews all documents and pertinent facts of the sale with the purchaser and is available to answer any questions that the new owner may have. The Company is continuing to evaluate new sales techniques.

   Because the most critical component of the Company's sales effort is its sales personnel, the Company strives to attract, train and retain a superior sales force. The Company's policy is for each of its sales representatives to be a licensed real estate professional and undergo instruction and training. In addition, except for certain independent contractors, each sales representative is an employee of the Company and receives full employment benefits. See "-- Governmental Regulation."

Customer Financing

   The Company extends financing to purchasers of Vacation Ownership Interests at its resorts. These purchasers generally make a down payment equal to at least 10% of the sales price and borrow the remaining sales price from the Company. These borrowings bear interest at fixed rates, are secured by first mortgages on the underlying Vacation Ownership Interests and amortize over periods ranging up to ten years. The Company funds its resort acquisition and development and operations in part by borrowing up to 90% of the aggregate principal amount of its customer mortgages receivable under its credit facilities. As of December 31, 1997, the Company's credit facilities provided for an aggregate of up to approximately $185.0 million of available customer mortgages receivable financing to the Company (assuming the availability of sufficient receivables) bearing interest at variable rates based on a specified reference rate. As of December 31, 1997, the Company had approximately $79.2 million of indebtedness outstanding under its existing customer mortgages receivable credit facilities at a weighted average interest rate of 9.5% per annum secured by the Company's pledge of a portion of its customer mortgages receivable. As of December 31, 1997, the Company had a portfolio of approximately 26,068 loans to customers totalling approximately $155.0 million, net, with an average contractual yield of 14.2% per annum. As of December 31, 1997 (i) approximately 3.0% of the Company's customer mortgages receivable were 60 to 120 days past due; and (ii) approximately 4.0% of the Company's customer mortgages receivable were more than 120 days past due and the subject of legal proceedings. The Company's provision for doubtful accounts for the year ended 1997 was 6.9% of Vacation Ownership Interest sales. The Company periodically monitors its provision for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable and provides for additions to the allowance for loss on receivables through its provision for doubtful accounts on an annual basis. Management believes that the allowance is adequate for such future losses.

   The Company has historically derived net interest income from its financing activities as a result of the positive difference between the interest rates it charges its customers who finance their purchase of a Vacation Ownership Interest and the interest rates it pays its lenders. Because the Company's indebtedness bears interest primarily at variable rates and the Company's customer mortgages receivable bear interest at fixed rates, the Company bears the risk of increases in interest rates with respect to its indebtedness. The Company engages in limited interest rate hedging activities from time to time in an effort to reduce the risk and impact of increases in interest rates with respect to such indebtedness. There is no assurance such activities will be adequate to protect the Company fully from any adverse changes in interest rates. In addition, the Company also faces the risk that a reduction in interest rates would cause customers to prepay their mortgages, which would reduce the Company's income from financing activities.

   The Company does not presently have existing credit facilities or binding lender commitments to supply all of the financing the Company anticipates that it will need to construct and develop all of the resorts it plans to develop and market, and there can be no assurance that alternative or additional credit arrangements can be obtained on terms that are satisfactory to the Company. Accordingly, future sales of Vacation Ownership Interests may be limited by the availability of funds to finance the initial negative cash flow attributable to Vacation Ownership Interest sales financed by the Company (i.e., the amount by which the Company's product cost and marketing, sales and general administrative expenses per Vacation Ownership Interest exceeds the customer's down payment). In addition, if the Company were required to sell its customer mortgages receivable in order to satisfy its cash flow needs, the Company would cease to be eligible to report income attributable to sales of Vacation Ownership Interests on the installment sales method for federal income tax purposes and, as a result, the Company would be required to accelerate the payment of a substantial federal income tax liability with respect to the customer mortgages receivable sold. Such an event could have a material adverse effect on the Company's cash flow from operations.

   The Company bears the risk of defaults under its customer mortgages on Vacation Ownership Interests. If a purchaser of a Vacation Ownership Interest defaults on the mortgage during the early part of the loan amortization period, the Company will not have recovered its marketing, selling (other than certain sales commissions), and general and administrative costs per Vacation Ownership Interest, and such costs will again be incurred in connection with the subsequent resale of the Vacation Ownership Interest. As is sometimes the practice in the vacation ownership industry, the Company does not verify the credit history of its customers. Based on the Company's historical customer default rate, the fact that its customers are required to make a down payment of at least 10% of the purchase price of a Vacation Ownership Interest (which the Company views as indicative of a customer's financial wherewithal to meet obligations under the mortgage related to the Vacation Ownership Interest) and that the customer mortgage is secured by the underlying Vacation Ownership Interest, the Company does not believe that credit history verification is cost-effective or necessary. In addition, although in certain jurisdictions (including Florida) the Company may seek recourse against a defaulting customer for the sales price of the Vacation Ownership Interest, the Company has not historically pursued such a remedy. Accordingly, there is no assurance that the sales price will be fully or partially recovered from a defaulting customer or, in the event of such defaults, that the Company's allowance for loss will be adequate.

   The Company had historically provided customer mortgages receivable financing for up to seven years, as had been typical for the industry. Over the past several years, industry trends have been to lengthen the term of such financing to up to ten years. The Company has recently begun to offer ten-year financing for certain of its customer mortgages receivable. Although the increased term has been introduced on a limited basis, there is no assurance that the inclusion of customer mortgages with a ten-year maturity will not have an adverse effect on the performance of the Company's portfolio of customer mortgages receivable.

Other Operations

   Room Rental Operations. In order to generate additional revenues at its resorts that have an inventory of unused or unsold Vacation Ownership Interests, the Company rents units with respect to such Vacation Ownership Interests on a nightly or weekly basis. The Company offers these unoccupied units through direct consumer sales, travel agents and package vacation wholesalers. In addition to providing the Company with supplemental revenues, the Company's room rental operations provide it with a good source of lead generation for the sale of Vacation Ownership Interests. As part of the management services provided by the Company, at the request of a Vacation Ownership Interest owner, the Company, for a fee equal to 50% of a unit's rental rate, net of commissions, generally will rent an owner's Vacation Ownership Interest in the event the owner is unable to use or exchange the Vacation Ownership Interest. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Resort Management. The Company currently provides both hospitality and homeowners' association management services at its existing vacation ownership resorts, and intends to provide, or arrange for the provision of, the same services, directly or through subcontracts with third parties, at its future vacation ownership resorts pursuant to management agreements with the homeowners' associations present at such resorts (which are comprised of owners of Vacation Ownership Interests at the resort or, in the case of Vistana Resort, a particular phase of the resort). Pursuant to each such management agreement the Company is paid by the applicable homeowners' association an annual management fee which is generally equal to approximately 10% of applicable costs and expenses incurred by the homeowners' association. The Company is responsible for, and has authority over, all activities necessary for the day-to-day operation of the resorts, including administrative services, procurement of inventories and supplies, and promotion and publicity. Management agreements between the Company and the homeowners' associations typically provide for an initial term of three or more years, with automatic renewals. In general, the homeowners' associations may remove the Company as manager upon obtaining the requisite owner vote. The Company also provides, directly or indirectly, managerial and other employees necessary for the operation of its resorts, whose duties include, among other things, review of the maintenance of the resorts, preparation of reports, budgets and projections and employee training.

   Pursuant to management and submanagement agreements with the Company, Promus will provide hospitality management services to the Embassy Vacation Resort at Myrtle Beach and the Embassy Vacation Resort at Scottsdale and may provide such services to other future resorts developed pursuant to the Promus Agreement. Sun is also expected to provide hospitality management services to the proposed Villas at Atlantis resort. These services will be provided for a negotiated management fee which in some cases may result in a sharing of the homeowner association management fee payable to the Company.

   Telecommunications Services. The Company's telecommunications business generates revenues from the installation of telephone, data and cable television equipment and infrastructure at certain of its resorts, the rental of telephone and related cable and equipment to the homeowners' associations, and the provision of ongoing long-distance telephone and cable television service at its resorts pursuant to contracts with the homeowners' associations. The Company also derives revenues from providing telecommunications design and installation services as a contractor or subcontractor to third parties, including hotels, universities, hospitals and airports.

Participation in Vacation Ownership Interest Exchange Networks

   In a 1995 study sponsored by the Alliance for Timeshare Excellence and ARDA, exchange opportunity was cited by purchasers of Vacation Ownership Interests as one of the most significant factors in their decision to purchase a Vacation Ownership Interest. The Company believes that consumers are more likely to purchase its Vacation Ownership Interests as a result of the Company's participation in the Vacation Ownership Interest exchange network operated by RCI and II. Membership in RCI or II allows the Company's customers to exchange in a particular year their occupancy right in the unit in which they own a Vacation Ownership Interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange his or her Vacation Ownership Interest for an occupancy right in another participating resort by listing the Vacation Ownership Interest as available with the exchange network operator and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns a rating to each listed Vacation Ownership Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period of the year during which the Vacation Ownership Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Vacation Ownership Interest with a similar rating. If RCI or II is unable to meet the member's initial request, the network operator suggests alternative resorts based on availability. Participants in RCI and II generally pay an annual membership fee plus an additional fee for each exchange.

   The agreements between one of the Company's predecessors and RCI generally provide that, until May 2001, the RCI exchange program will be the only exchange program permitted at resorts developed by that entity and any other entity which it controls. In addition, Messrs. Gellein and Adler have agreed with RCI that, until May 2001, each vacation ownership resort owned, developed or managed by an entity in which Messrs. Gellein or Adler, individually or collectively, have a controlling interest will execute an affiliation agreement with RCI with an initial six-year term.

Competition

   The Company is subject to significant competition from other entities engaged in the leisure and vacation industry, including vacation ownership resorts, hotels, motels and other accommodation alternatives.

   The vacation ownership industry historically has been highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. More recently, many of the world's most widely-recognized lodging, hospitality and entertainment companies have begun to develop and sell Vacation Ownership Interests under their brand names, including Marriott International, Inc., The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Inc., Inter-Continental Hotels and Resorts, Inc., Westin Hotels & Resorts and Promus. In addition, other publicly-traded companies focused on the vacation ownership industry, such as Signature Resorts, Inc., Fairfield Communities, Inc., Silverleaf Resorts, Inc., Trendwest Resorts, Inc. and Bluegreen Corporation have competed, currently compete, or may in the future compete, with the Company. Moreover, competition in the Orlando market is particularly intense, and includes many nationally recognized lodging, hospitality and entertainment companies, as well as active privately-owned local operators of vacation ownership resorts such as Central Florida Investments, Inc. and Orange Lake Country Club. Significant competition also exists in other markets in which the Company currently operates or is developing vacation ownership resorts. Certain entities with which the Company competes possess significantly greater financial, sales and marketing, personnel and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result. Management believes that competition in the vacation ownership industry will be increased by consolidation in the industry, by increased development of vacation ownership resorts by industry participants, and by the entry into the industry of real estate investment trusts and additional hospitality companies.

Governmental Regulation

   General. The Company's marketing and sales of Vacation Ownership Interests and other resort operations are subject to extensive regulation by the federal government and the states in which the Company's resorts are located and in which its Vacation Ownership Interests are marketed and sold. Federal legislation to which the Company is or may be subject includes the Federal Trade Commission Act, the Fair Housing Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the Civil Rights Acts of 1964 and 1968. The Florida Condominium Act and the Florida Vacation Plan and Timesharing Act extensively regulate the creation and management of timeshare condominiums, the marketing and sale of Vacation Ownership Interests, the escrow of purchaser funds and other property prior to completion of construction and closing, the content and use of advertising materials and promotional offers, the creation and operation of exchange programs and multi-site timeshare plan reservation systems, and the resale of Vacation Ownership Interests. In addition, many states have adopted similar legislation as well as specific laws and regulations regarding the sale of Vacation Ownership Interests. The laws of most states, including Arizona and Florida, require a designated state authority to approve a detailed offering statement describing the Company and all material aspects of the resort and sale of Vacation Ownership Interests at such resort. In addition, the laws of most states in which the Company sells Vacation Ownership Interests grant the purchaser of a Vacation Ownership Interest the right to rescind a contract of purchase at any time within a statutory rescission period. Furthermore, most states have other laws which regulate the Company's activities, such as real estate licensure laws, travel sales licensure laws, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws. The Company believes that it is in material compliance with all applicable federal, state, local and foreign laws and regulations to which it is currently subject.

   Environmental Matters. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate, remediate and remove hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation remediation and removal costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with its ownership and operation of its properties, the Company may be potentially liable for such costs.

   The Company has conducted Phase I environmental assessments at each of its existing resorts, properties under development and properties subject to acquisition in order to identify potential environmental concerns. These Phase I assessments have been carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties owned by the Company, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews with knowledgeable parties, investigation for the presence of above-ground and underground storage tanks presently or formerly at the sites, a visual inspection of potential lead-based paint and suspect friable asbestos containing materials where appropriate, a radon survey, and the preparation and issuance of written reports. The Company's assessments of its properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets, financial condition or results of operations, nor is the Company aware of any such material environmental liability.

   The Company believes that its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority or any third party, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties.

   Other Regulations. Under various state and federal laws governing housing and places of public accommodation, the Company is required to meet certain requirements related to access and use by disabled persons. Many of these requirements did not take effect until after January 1, 1991. Although management believes that the Company's resorts are substantially in compliance with present requirements of such laws, the Company may incur additional costs of compliance in connection with the development of new resorts, or conversion or renovation of existing resorts. Additional legislation may impose further burdens or restriction on owners with respect to access by disabled persons. The ultimate amount of the cost of compliance with such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on the Company, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's growth strategy in certain instances or reduce profit margins on the Company's operations.

Employees

   As of December 31, 1997, the Company had approximately 1,984 full-time employees and utilized the services of approximately 71 independent contractors as sales agents. The Company believes that its employee relations and relations with its independent contractors are good. None of the Company's employees are represented by a labor union.

Insurance

   The Company carries comprehensive liability, fire, windstorm, tropical storm and business interruption insurance with respect to its properties and interests in its resorts (i.e., its inventory of unsold Vacation Ownership Interests) with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate. However, there are certain types of losses that are not generally insured because they are either uninsurable or not economically feasible to insure and for which the Company does not have insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its investment in a resort as well as the anticipated future revenues from such resort, and would continue to be obligated on any mortgage indebtedness or other obligations related to the resort. Moreover, if a homeowners' association fails to adequately insure the property committed to the condominium form of ownership (typically, all units, common areas, facilities and amenities), any uninsured or under-insured casualty may affect the Company's ability to collect customer mortgages receivable related to such condominium property. In addition, certain of the Company's vacation ownership resorts are located in areas that are susceptible to tropical storms, hurricanes, and tornadoes. The Company's resorts could suffer significant damage as a result of wind storms, hurricanes, floods and other natural disasters. Any such damage, as well as adverse weather conditions generally, could impair or delay the Company's ability to sell Vacation Ownership Interests at its resorts and have a material adverse effect on the Company's results of operations.

Item 2.  Properties.

   The Company's other owned properties include an office plaza consisting of two three-story buildings (totalling approximately 67,000-square feet), which headquarters the Company's administrative operations, a 27,000-square foot two-story reception center and resort operations complex, maintenance and laundry facilities, a freestanding general store and a gift shop leased to an unaffiliated entity. All of these other properties are owned by the Company, and are located within or adjacent to Vistana Resort in Orlando. In addition, the Company leases office and warehouse space in various locations near its existing resorts and resorts under development for sales and marketing, construction and development, and administrative operations.

Item 3.  Legal Proceedings.

   The Company is currently subject to litigation and claims respecting employment, tort, contract, construction and commission disputes, among others. In the judgment of the Company, none of these lawsuits or claims against the Company, if adversely decided, is expected to have a material adverse effect on the Company, its business, results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended December 31, 1997.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's initial public offering of Common Stock was consummated in March 1997 (the "Initial Public Offering") at an initial public offering price of $12.00 per share. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "VSTN." The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock, as quoted on the Nasdaq National Market.

                                                      Common Stock
                                                  -----------------------
                                                     High          Low
                                                  ----------  -----------
Year Ending December 31, 1997:
  First Quarter (commencing February 28, 1997)..  $  5 7/8   $   11
  Second Quarter................................    15 1/2        9
  Third Quarter.................................    22 7/8       14 3/4
  Fourth Quarter................................    27 3/4       18 1/2

     As of March 1, 1998, there were 21,007,630 shares of Common Stock outstanding, held by approximately 55 shareholders of record.

     The Company has never declared or paid any cash dividends on its capital stock and does not anticipate declaring or paying cash dividends on its Common Stock in 1998 or in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect of the payment of dividends and other factors that the Company's Board of Directors deems relevant.

     In March 1997, investors in the Company's predecessor general partnerships, limited partnerships and corporations contributed their interests in such entities to the Company in consideration for the issuance of 14,174,980 shares of Common Stock. See "Item 13. Certain Relationships and Related Party Transactions." Such securities were issued by the Company concurrently with the completion of the Initial Public Offering in reliance upon an exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof.

Item 6.  Selected Financial Data.

     There is hereby incorporated by reference the information appearing under the caption "Selected Financial Data" appearing in the Company's 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing in the Company's 1997 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data.

     There is hereby incorporated by reference from the Company's 1997 Annual Report to Shareholders the Consolidated Balance Sheets as of December 31, 1997 and 1996, the Consolidated Statements of Income, Consolidated Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1997, the Notes to Financial Statements, and the Report of KPMG Peat Marwick LLP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     There is hereby incorporated by reference the information appearing under the captions "Proposal 1: Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

     There is hereby incorporated by reference the information appearing under the captions "Executive Officers--Executive Compensation" and "Executive Officers--Employment Agreements" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Party Transactions.

     There is hereby incorporated by reference the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements

          There is hereby incorporated by reference from the Company's 1997 Annual Report to Shareholders the following:

                 (i)  Report of Independent Auditors;

                (ii)  Consolidated Balance Sheets--December 31, 1997 and 1996;

               (iii) Consolidated Statements of Income for each of the three years in the period ended December 31, 1997;

                (iv) Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997;

                 (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997; and

                (iv)  Notes to Financial Statements.

     (2)  Financial Statement Schedules

          None.


     (3)  Exhibits:


                                 EXHIBIT INDEX

Exhibit
Number     Document Description
-------    --------------------

  2.1 Agreement and Plan of Reorganization dated as of August 15, 1997 among Vistana, Inc., V Sub-1, Inc., Donald J. Dubin, Ronald R. Sharp, David
          E. Bruce, Larry D. Doll, and David H. Freidman. Complete 1 and
          Schedule 1.5A thereto (incorporated by reference to the correspondingly numbered exhibit to the Current Report on Form 8-K dated September 29, 1997 of Vistana, Inc. (File No. 0-29114))

  3.1     Articles of Incorporation of Vistana, Inc. (1)

  3.2     Amended and Restated By-Laws of Vistana, Inc. (2)

   4.1    Form of Common Stock certificate of Vistana, Inc. (1)

  10.1 Employment Agreement, dated as of December 27, 1995, between Vistana, Inc. and Raymond L. Gellein, Jr. (1, 3)

  10.2 Employment Agreement, dated as of December 27, 1996, between Vistana, Inc. and Jeffrey A. Adler (1, 3)

  10.3 Employment Agreement, dated as of December 27, 1996, between Vistana, Inc. and Matthew E. Avril (1, 3)

  10.4 Employment Agreement, dated as of December 27, 1996, between Vistana, Inc. and Susan Werth (1, 3)

  10.5 Employment Agreement, dated as of December 27, 1996, between Vistana, Inc. and Carol Lytle (1, 3)

  10.6 Employment Agreement, dated as of February 10, 1997, between Vistana, Inc. and John M. Sabin (1, 3)

 *10.6-A Agreement, dated as of February 5, 1998, between Vistana, Inc. and John M. Sabin (3)

 *10.6-B Employment Agreement, dated as of November 18, 1997, between Vistana, Inc. and Charles E. Harris (3)

  10.7 Amended and Restated Subscription Agreement, dated as of February 10, 1997, among Vistana, Inc. and each of the persons whose signatures appear on the execution pages thereof (1)

  10.8    Vistana Stock Plan (1, 3)

  10.9 Vistana, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Vistana, Inc. (File No. 333-35823))

  10.10 Form of Indemnification Agreement between Vistana, Inc. and certain officers and directors of Vistana, Inc. (1)

  10.11 Registration Rights Agreement, dated as of February 10, 1997, among Vistana, Inc., the Raymond L. Gellein, Jr. Retained Annuity Grantor Trust, the Matthew James Gellein Irrevocable Trust, the Brett Tyler Gellein Irrevocable Trust, the Raymond L. Gellein, Jr. Revocable Trust, the JGG Holdings Trust, the Jeffrey A. Adler Revocable Trust, Matthew E. Avril, Susan Werth, Carol A. Lytle, John M. Sabin, Barbara
          L. Hollkamp, James A. McKnight, William McLaughlin and Alain Grange
          (1)

 *10.11-A Joinder to Registration Rights Agreement, dated as of November 18,
          1997, between Vistana, Inc. and Charles E. Harris

 *10.11-B Assignment and Assumption Agreement, dated as of December 21, 1997, between Raymond L. Gellein, Jr., Trustee of Raymond L. Gellein, Jr. Revocable Trust, and NevWest Limited Partnership

 *10.11-C Assignment and Assumption Agreement, dated as of December 21, 1997, between Raymond L. Gellein, Jr., Trustee of JGG Holdings Trust, and NevEast Limited Partnership

 *10.11-D Assignment and Assumption Agreement, dated as of December 21, 1997, between Jeffrey A. Adler, Trustee of Jeffrey A. Adler Trust, and Rija Limited Partnership

  10.12 Agreement for Affiliation, dated as of May 26, 1995, among Resort Condominiums International, Inc., Vistana Development, Ltd., Raymond
          L. Gellein, Jr. and Jeffrey A. Adler (1)

  10.13 Limited Partnership Agreement of Vistana WGV, Ltd., dated as of June 28, 1995, among Vistana WGV Holdings, Inc., Vistana WGV Investment, Ltd., United Timeshares, Inc. and A. Zimand WGV Investment, Inc. (1)

  10.14 Parcel One Property Sale Agreement, dated as of June 4, 1996, By and Between SJH Partnership, Ltd. and Vistana WGV, Ltd. (1)

  10.15 Amended and Restated Joint Venture Agreement, dated as of June 25, 1996, among R. Edward Noble, Andrew E. Kidd, Noble-Kidd Corporation and VCH Oaks, Ltd. (1)

  10.16 Limited Partnership Agreement of VCH Oaks, Ltd., dated as of June 25, 1996, among VCH Oaks, Inc., R. Edward Noble, Andrew E. Kidd and Vistana OP Investment, Ltd. (1)

  10.17 Exclusive Joint Venture Agreement, dated as of December 24, 1996, between Vistana Development, Ltd. and Promus Hotels, Inc. (1)

  10.17-A First Amendment to Exclusive Joint Venture Agreement, dated February
          7, 1997, between Vistana Development, Ltd. and Promus Hotels, Inc. (1)

  10.17-B Second Amendment to Exclusive Joint Venture Agreement, dated February
          27, 1997 between Vistana Development, Ltd. and Promus Hotels, Inc. (2)

  10.17-C Third Amendment to Exclusive Joint Venture Agreement, dated May 1,
          1997 between Vistana Development, Ltd. and Promus Hotels, Inc. (2)

  10.18 Land Purchase Agreement, dated as of December 30, 1996, between Myrtle Beach Farms Company Inc. and Vistana Myrtle Beach, L.P. (1)

  10.19 Purchase and Sale Agreement dated as of August 12, 1997 by and between PGA Golf Development, Inc. and Vistana PSL, Inc.(2)

  10.19-A First Amendment to Purchase and Sale Agreement dated as of September
          12, 1997 by and between PGA Golf Development, Inc. and Vistana PSL, Inc. (2)

  10.19-B Second Amendment to Purchase and Sale Agreement dated as of September
          17, 1997 by and between PGA Golf Development, Inc. and Vistana PSL, Inc. (2)

  10.20 Affiliation Agreement dated as of September 15, 1997 by and between PGA Golf Properties, Inc. and Vistana, Inc. (2)

 *10.21 Loan and Security Agreement, dated as of November 1, 1997, between Vistana Timeshare Mortgage Corp., as Borrower, and Dresdner Bank AG New York and Grand Cayman Branches, as Lender

 *10.22 Line of Credit Agreement, dated as of November 1, 1997, among Vistana, Inc. and Vistana Development, Ltd. and Dresdner Bank AG New York and Grand Cayman Branches

 *13.1    Vistana, Inc. 1997 Annual Report to Shareholders

 *21.1    List of subsidiaries of Vistana, Inc.

 *23.1    Consent of KPMG Peat Marwick LLP

 *27.1    Financial Data Schedule
_________
*Filed herewith.

     (1) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement (File No. 333-19045) on Form S-1, as amended, filed by Vistana, Inc. under the Securities Act of 1933, as amended.

     (2) Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement (File No. 333-38187) on Form S-1, as amended, filed by Vistana, Inc. under the Securities Act of 1933, as amended.

     (3) Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K.

     A Current Report on Form 8-K/A, dated October 16, 1997, was filed by the Company with the Securities and Exchange Commission to report under Item 7 thereof, the financial statements, pro forma financial information and exhibits regarding the Company's acquisitions of entities comprising The Success Companies, Success Developments, L.L.C. and Points of Colorado, Inc.

     A Current Report on Form 8-K/A, dated October 23, 1997, was filed by the Company with the Securities and Exchange Commission to file a conformed signature page to the Form 8-K/A dated October 16, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City Orlando, State of Florida, on March 26, 1998.

                                    Vistana, Inc.


                                    By: /s/  RAYMOND L. GELLEIN, JR.
                                    -------------------------------------
                                    Name:   Raymond L. Gellein, Jr.
                                    Title:  Chairman of the Board and Co-Chief
                                            Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 26, 1998 by the following persons on behalf of the registrant and in the capacities indicated:

 /s/ RAYMOND L. GELLEIN, JR.    Chairman of the Board, Co-Chief Executive
------------------------------  Officer and Director (Principal Executive Officer)
     Raymond L. Gellein, Jr.

 /s/ JEFFREY A. ADLER           President, Co-Chief Executive Officer and
------------------------------  Director
     Jeffrey A. Adler

 /s/ CHARLES E. HARRIS          Vice Chairman of the Board, Chief Financial
------------------------------  Officer and Director (Principal Financial Officer)
     Charles E. Harris

 /s/ MARK E. PATTEN             Vice President and Chief Accounting Officer
------------------------------  (Principal Accounting Officer)
     Mark E. Patten

                                Director
------------------------------
     James G. Brocksmith, Jr.

 /s/ LAURENCE S. GELLER         Director
------------------------------
     Laurence S. Geller

 /s/ STEVEN J. HEYER            Director
------------------------------
     Steven J. Heyer