Form 10-Q
period 1998-03-31
VISTANA INC
filed 1998-05-14
CIK 1029753

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1998

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number   0-29114
                              -------

                                 VISTANA, INC.
            (Exact Name of Registrant as Specified in its Charter)

               FLORIDA                           59-3415620
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

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 7, 1998: 21,091,545 shares.

This quarterly report on Form 10-Q contains 16 pages, of which this is page 1.

                        VISTANA, INC. AND SUBSIDIARIES

                                     Index


Part I    Financial Information



          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets, as of March 31, 1998 (unaudited) and
                   December 31, 1997                                                                   Page 3

                   Condensed Consolidated Statements of Income for the three month periods ended
                   March 31, 1998 and 1997 (unaudited)                                                 Page 4

                   Condensed Consolidated Statement of Cash Flow for the three month periods ended
                   March 31, 1998 and 1997 (unaudited)                                                 Page 5

                   Notes to Condensed Consolidated Financial Statements (unaudited)                    Page 6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                           Page 10



Part II   Other Information

          Item 1.  Legal Proceedings                                                                   Page 16
                   None

          Item 2.  Changes in Securities                                                               Page 16
                   None

          Item 3.  Defaults upon Senior Securities                                                     Page 16
                   None

          Item 4.  Submission of Matters to a Vote of Security Holders                                 Page 16
                   None

          Item 5.  Other Information                                                                   Page 16
                   None

          Item 6.  Exhibits and Reports on Form 8-K                                                    Page 16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        VISTANA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                          March 31,   December 31,
                                                                                            1998          1997
                                                                                         ----------   ------------
                                                                                         (unaudited)
ASSETS
Cash and cash equivalents                                                                  $ 15,686       $  9,878
Restricted cash                                                                              14,538          9,196
Customer mortgages receivable, net                                                          166,588        155,048
Other receivables, net                                                                        7,298          4,953

Inventory of Vacation Ownership Interests                                                    30,063         27,271
Construction in progress                                                                     27,329         17,026
                                                                                         ----------   ------------

Total Vacation Ownership Interests                                                           57,392         44,297
                                                                                         ----------   ------------

Prepaid expenses and other assets                                                            16,613         15,021
Land held for development                                                                    13,729         13,840
Intangible Assets, net                                                                       18,109         17,275
Property and equipment, net                                                                  20,488         17,701
                                                                                         ----------   ------------

             Total Assets                                                                  $330,441       $287,209
                                                                                         ==========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities                                                   $ 13,737       $  9,276
Income taxes payable                                                                          1,445          1,927
Accrued compensation and benefits                                                             8,111          9,847
Customer deposits                                                                            12,683          9,423
Deferred income taxes                                                                        19,617         17,535
Other liabilities                                                                             8,978          6,265
Notes and mortgages payable                                                                 137,827        109,547
                                                                                         ----------   ------------

             Total Liabilities                                                              202,398        163,820

Minority interest                                                                             3,690          3,984

Shareholder's Equity

Common stock, $.01 par value:
  Authorized 100,000,000 shares
Issued and outstanding 21,029,427 shares and 18,800,000
  at March 31, 1998 and March 31, 1997, respectively                                            211            210
Additional paid-in capital                                                                  108,809        107,341
Retained earnings                                                                            15,333         11,854
                                                                                         ----------   ------------

             Total Shareholder's Equity                                                     124,353        119,405
                                                                                         ----------   ------------

             Total Liabilities and Shareholder's Equity                                    $330,441       $287,209
                                                                                         ==========   ============

See accompanying notes to condensed consolidated financial statements.

                        VISTANA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                      Three Months Ended
                                                                          March 31,
                                                                    ----------------------
                                                                       1998        1997
                                                                    ----------  ----------
Revenues:
  Vacation Ownership Interest sales                                 $   33,535  $   18,246
  Interest                                                               6,085       4,445
  Resort                                                                 4,592       3,886
  Telecommunications                                                     2,043       1,583
  Other                                                                    931         143
                                                                    ----------  ----------
Total revenues                                                          47,186      28,303
                                                                    ----------  ----------

Costs and operating expenses:
  Vacation Ownership Interests cost of sales                             7,048       4,217
  Sales and marketing                                                   16,945       8,581
  Interest expense -- treasury                                           2,188       1,775
  Provision for doubtful accounts                                        2,482       1,282
  Resort                                                                 3,757       3,158
  Telecommunications                                                     1,647       1,271
  General and administrative                                             4,595       2,362
  Depreciation and amortization                                          1,180         708
  Interest expense -- other                                                373         760
  Other                                                                  1,684         790
                                                                    ----------  ----------
Total costs and operating expenses                                      41,899      24,904
                                                                    ----------  ----------

Operating income                                                         5,287       3,399
  Excess value recognized                                                   30          18
  Minority interest                                                        294          79
                                                                    ----------  ----------
Income before income taxes and extraordinary item                        5,611       3,496
  Provision for income taxes                                             2,132         700
  Non-recurring charge associated with the change of
    tax status                                                             --       13,201
                                                                    ----------  ----------
Income (Loss) before extraordinary item                                  3,479     (10,405)
  Extraordinary item early extinguishment of debt (net of tax)             --         (825)
                                                                    ----------  ----------
      Net income (loss)                                            $     3,479    ($11,230)
                                                                   ===========  ==========

Per Share Data:
 Basic
  Income (loss) per share before extraordinary item                       $.17      ($0.66)
  Extraordinary item                                                       --       ($0.05)
                                                                    ----------  ----------
  Net income (loss) per share                                             $.17      ($0.71)
                                                                   ===========  ==========
  Weighted average number of shares outstanding:                    21,015,112  15,819,444
                                                                   ===========  ==========

 Diluted
  Income (loss) per share before extraordinary item                       $.16      ($0.66)
  Extraordinary item                                                      --        ($0.05)
                                                                    ----------  ----------
  Net income (loss) per share                                             $.16      ($0.71)
                                                                   ===========  ==========
  Weighted average number of shares outstanding:                    21,629,749  15,819,444
                                                                   ===========  ==========

Pro Forma Data:
  Income before income taxes                                                    $    3,496
  Income tax provision                                                               1,325
  Net income                                                                         2,171
                                                                                ==========

  Net income per share                                                                $.12
                                                                                ==========

  Weighted average number of shares outstanding                                 18,800,000
                                                                                ==========

See accompanying notes to condensed consolidated financial statements.

                         VISTANA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                      Three Months Ended
                                                                          March 31,
                                                                     -------------------
                                                                       1998       1997
                                                                       ----       ----
OPERATING ACTIVITIES
Net income (Loss)                                                    $  3,479   $(11,230)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization expense                              1,180        708
     Amortization of discount on customer mortgages
          receivable                                                     (412)      (765)
     Provision for doubtful accounts                                    2,482      1,282
     Minority interest                                                   (294)       (79)
     Deferred income taxes                                              2,082     13,394
     Changes in operating assets and liabilities:
          Other receivables, net                                       (2,345)       315
          Vacation ownership interest                                 (12,984)    (4,228)
          Prepaid expenses and other assets                            (2,012)     1,624
          Accounts payable and accrued liabilities                      4,461         66
          Income taxes payable                                           (482)        --
          Accrued compensation and benefits                            (1,736)    (2,595)
          Customer deposits                                             3,260        860
          Other liabilities                                             2,713      1,132
                                                                      -------    -------
               Net cash provided (used) by operating activities          (608)       484
                                                                      -------    -------

INVESTING ACTIVITIES
Expenditures for land, property and equipment                          (3,429)      (849)
Origination of customer mortgages receivable                          (13,610)    (5,032)
Additions to restricted cash                                           (5,342)    (2,078)
                                                                      -------    -------
               Net cash used in investing activities                  (22,381)    (7,959)
                                                                      -------    -------

FINANCING ACTIVITIES
Proceeds from notes and mortgages payable                              74,497     17,593
Payments on notes and mortgages payable                               (46,218)   (49,301)
Proceeds from exercised stock options                                     518         --
Proceeds from public offering                                              --     51,615
Costs of public offering                                                   --     (2,150)
Equity distributions                                                       --     (2,245)
                                                                      -------    -------

               Net cash provided (used) by financing activities        28,797     15,512
                                                                      -------    -------
               Net increase in cash and cash equivalents             $  5,808   $  8,037
                                                                      =======    =======

Cash and cash equivalents, beginning of period                       $  9,878   $  6,134

Cash and cash equivalents, end of period                             $ 15,686   $ 14,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                        $  2,370   $  2,436
     Taxes                                                                532         --

See accompanying notes to condensed consolidated financial statements.

                         VISTANA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. General

Vistana, Inc. and its consolidated subsidiaries (the "Company") generate revenues from the sale and financing of Vacation Ownership Interests ("VOI's") in its resort properties which typically entitle the buyer to ownership of a fully-furnished unit for a one week period on an annual or an alternate-year basis. The Company's principal operations consist of (1) constructing, furnishing, marketing, selling and financing the sale of VOI's, and (2) managing the operations of its resorts and related amenities. The Company sells VOI's to both domestic and foreign purchasers. All contracts relating to the sale of VOI's are denominated in U. S. dollars.

The condensed consolidated financial statements shown herein for the Company and its consolidated subsidiaries for each respective period include the operations of its predecessors in interest. The Company became the parent company for all of the operations of its predecessors in connection with its initial public offering (the "Initial Offering") completed on February 28, 1997. At March 31, 1998 and 1997, the consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and two partnerships between one or more subsidiaries and unaffiliated third party partners wherein the Company exercises operational and financial control over such partnerships. Interests of unaffiliated third parties are reflected as minority interests.

The condensed consolidated financial statements of the Company as of and for the three months ended March 31, 1998 have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1998 and the consolidated results of its operations for the three months ended March 31, 1998 and 1997. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company's Annual Report on Form 10-K and the consolidated financial statements incorporated by reference therein.

Note 2. Effect of New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which simplifies the calculation of earnings per share. Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and shared in the earnings of the Company. The Company adopted this Standard in December 1997. For the three months ended March 31, 1998, approximately 0.6 million net shares relative to options granted were considered dilutive after giving effect for taxes and the application of the treasury stock method and were included in the diluted EPS calculation. An additional .03 million shares were considered anti-dilutive and therefore excluded from the diluted EPS calculation.

In 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which addresses the reporting requirements for presenting comprehensive income in interim and annual financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Compliance with this Statement is effective for fiscal years beginning after December 31, 1997. For the three months ended March 31, 1998, the Company had no amounts considered as "other" comprehensive income in accordance with SFAS No. 130. Therefore, comprehensive income is equivalent to net income as reported on the face of the statement of income.

In June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements. This Statement requires reporting of selected information about operating segments. This Statement is effective for fiscal years beginning after December 15, 1997, although it is not required for interim financial statements in the initial year of application. This Statement will not have a material impact on the Company.

On April 3, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 is applicable to all nongovernmental entities and requires that costs of start-up activities, including organization costs, be expensed as incurred. Except for certain specified investment companies, SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. This Statement will not have a material impact on the Company.

Note 3. Capital Transactions and Basis of Presentation

The Company became the parent for all of the operations of its predecessors in connection with the Initial Offering. At the time of the Initial Offering each of the owners of the predecessor entities (the "Principal Shareholders") transferred to the Company all of the existing common stock and partnership interests owned by them in exchange for 14.2 million shares (20 shares of the Common Stock of Vistana, Inc. were outstanding at the time of the Initial Offering) of the Company (the "Formation Transactions"). A total of 5.6 million shares of the Common Stock of the Company were offered (4.6 million shares by the Company and 0.9 million shares by the Principal Shareholders) to the public in the Initial Offering. In addition, in connection with the Initial Offering and the Formation Transaction, former equity holders of the Company's predecessor corporations and limited partnerships received a distribution of approximately $2.6 million, $0.3 million of which represented the balance of such holders' federal and state income tax liability attributable to their ownership of such entities through the date of the Initial Offering, and $2.3 million of which represented the retained earnings of the Company's predecessor corporations and limited partnerships for which such holders had previously paid income tax. The Formation Transactions were accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the net assets of the predecessor corporations and limited partnerships were recorded at the predecessor entities' basis.

The majority of the consolidated subsidiaries were formed in 1991 by the principal shareholders to acquire and own, either directly or indirectly, the assets and certain liabilities of the predecessor operating entities from the previous owner. The consolidated financial statements shown herein for the Company and its consolidated subsidiaries for each respective period include the operations of its predecessors in interest.

Pro forma (unaudited) financial data presented on the face of the condensed consolidated statement of income for the three months ended March 31, 1997 reflect the elimination of the non-recurring charge for deferred taxes pertaining to the predecessor entities relative to all years prior to 1997.

Note 4. Customer Mortgages Receivable, Net

At March 31, 1998 and December 31, 1997, customer mortgages receivable, net, consisted of:

                                                                                          March 31,   December 31,
                                                                                             1998         1997
                                                                                          ---------   ------------
                                                                                               (In thousands)

Customer mortgages receivable, gross                                                       $182,493     $170,147
Less:
     Unamortized discount on repurchased customer mortgages receivable                       (2,066)      (2,478)
     Unamortized excess value over consideration                                                (15)         (27)

     Allowance for loss on receivables                                                      (13,824)     (12,594)
                                                                                           --------     --------
Customer mortgages receivable, net                                                         $166,588     $155,048
                                                                                           ========     ========

As of March 31, 1998 and December 31, 1997, customer mortgages receivable, gross, from foreign buyers aggregated approximately $36.3 million and $34.5 million, respectively, with buyers within no individual foreign country aggregating more than 5% of gross outstanding customer mortgages receivable. Stated interest rates on customer mortgages receivable outstanding at March 31, 1998 range from 00.0% to 17.9% per annum (averaging approximately 14.25% per annum contractually). Interest is not imputed on customer mortgages receivable with less than a market interest rate because such amounts are immaterial. The activity in the customer mortgages receivable allowance for doubtful accounts is as follows:

                                                                                          March 31,   March 31,
                                                                                             1998        1997
                                                                                          ---------   ---------
                                                                                             (In thousands)

Balance, beginning of period                                                                $12,594     $10,191
Provision for doubtful accounts                                                               2,482       1,282
Customer mortgages receivable charged off                                                    (1,252)     (1,512)
                                                                                            -------     -------
Balance, end of period                                                                      $13,824     $ 9,961
                                                                                            =======     =======

Note 5. Notes and Mortgages Payable

At March 31, 1998 and December 31, 1997 notes and mortgages payable consisted of:

                                                                                      March 31,          December 31,
                                                                                        1998                 1997
                                                                                        ----                 ----
                                                                                             (In thousands)

Notes payable secured by customer mortgages receivable bearing interest at rates which include fixed interest of 11.34% and variable rates ranging from prime plus 1.5% (10% at March 31, 1998), prime plus 2% (10.5% at March 31,
1998) LIBOR plus 2.5% (8.18% at March 31, 1998) and LIBOR plus 1% (6.68% at
March 31, 1998)                                                                       $ 93,665           $ 79,202

Notes payable and mortgage obligations secured by real estate bearing interest at variable rates which include prime plus 2%, LIBOR plus 3.25% (8.93% at
March 31, 1998) and fixed interest at 8.2%                                              33,917             27,527

Other notes and mortgage loans payable bearing primarily variable interest at
rates which include LIBOR plus 2.25% (7.93% at March 31, 1998) and prime plus 2%        10,245              2,818
                                                                                      --------           --------

Total notes and mortgages payable:                                                    $137,827           $109,547
                                                                                      ========           ========

During the quarter ended March 31, 1997, the Company repaid $39.7 million of debt and related interest and prepayment penalties in connection with the Initial Offering. The Company recorded an expense relating to the write-off of previously capitalized fees and prepayment penalties of $0.8 million, net of related tax benefits of $0.5 million.

Note 6. Income Taxes

Upon completion of the Initial Offering, the Company became subject to federal and state income taxes from the effective date of the sale of the Common Stock. In addition, during the quarter ended March 31, 1998, the Company was required to provide a deferred tax liability for cumulative temporary differences between financial reporting and tax reporting in its consolidated statements of income for the period following the effective date of the Initial Offering. Such deferred taxes were based on the cumulative temporary differences at the date of the Initial Offering and totaled $13.2 million.

The Company reports most of its sales of VOI's on the installment method for federal income tax purposes. As a result, the Company does not recognize taxable income on these sales until the installment payments have been received from the Company's customers. In 1997, the Company became subject to the Alternative Minimum Tax ("AMT") as a result of the deferred income which results from the installment sales method. In 1998, the Company will continue to be subject to state and federal AMT.

Under Section 453(l) of the Internal Revenue Code, interest may be imposed on the amount of tax attributable to the installment payments on customer mortgages receivable for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to pay tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The Company has not included a provision for this interest, as it is not currently subject to the tax. However, in the future it may become so. The Company continues to monitor its tax provision and may adjust it to provide for this interest in the future.

Note 7. Stock Plans

The Vistana, Inc. Stock Plan (the "Stock Plan") was adopted by the Company's shareholders in December 1996, prior to the Initial Offering. As of March 31, 1998, the Stock Plan covered 1.9 million shares of Common Stock. The Stock Plan permits the Company to grant to employees, directors, officers, and consultants of the Company and its subsidiaries and affiliates: (i) incentive stock options ("ISOs"); (ii) non-qualified stock options ("NSOs"); (iii) stock appreciation rights; (iv) phantom stock awards; and (v) restricted stock. An amendment increasing the number of shares covered by the Stock Plan to 2.5 million was approved by the shareholders and became effective on April 30, 1998. The Stock Plan is administered by the Compensation Committee of the Board of Directors, which also selects the individuals who receive grants under the plan. As of March 31, 1998, the only grants that had been made under the Stock Plan were NSOs.

In connection with the Initial Offering, the Principal Shareholders granted certain executive officers and other employees of and a consultant to the Company (i) immediately exercisable options to purchase an aggregate of 1.4 million shares of Common Stock at an exercise price equal to $12 per share, (ii) an option, which vests on February 10, 2001, to purchase an aggregate of .04 million shares of Common Stock at an exercise price equal to $12 per share,
(iii) an option, which vests over a period of four years, to purchase 0.4 million shares of Common Stock at an exercise price equal to $24.62 per share, and (iv) an option, which vests over a period of four years, to purchase an aggregate of .04 million shares of Common Stock at an exercise price equal to $24.25 per share. These options will terminate ten years after the date of grant, subject to certain exceptions. The shares covered by these options were included in shares issued and outstanding as of March 31, 1998 and December 31, 1997.

Effective October 1, 1997, the Company adopted the Vistana, Inc. Employee Stock Purchase Plan (the "Purchase Plan") to assist employees in acquiring a stock ownership interest in the Company and to encourage employees to remain in the employ of the Company. The Purchase Plan meets the requirements of an "employee stock purchase plan" pursuant to section 423 of the Internal Revenue Code. A maximum of 1 million shares of Common Stock is reserved for issuance under the Purchase Plan. The first purchase period under the Purchase Plan will occur subsequent to March 31, 1998.

Note 8. Pro Forma Information


                        VISTANA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     FOR THREE MONTHS ENDED MARCH 31, 1997
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                    March 31, 1997
                                                      -----------------------------------------

                                                                   Pro Forma
                                                       Actual     Adjustments         Pro Forma
                                                      --------    -----------        ----------
Revenues:
  Vacation Ownership Interest sales                   $ 18,246                          $18,246
  Interest                                               4,445                            4,445
  Resort                                                 3,886                            3,886
  Telecommunications                                     1,583                            1,583
  Other                                                    143                              143
                                                      --------                       ----------
Total revenues                                          28,303                           28,303

Costs and operating expenses:
  Vacation Ownership Interest cost of sales              4,217                            4,217
  Sales and marketing                                    8,581                            8,581
  Interest expense - treasury                            1,775           (358) (a)        1,417
  Provision for doubtful accounts                        1,282                            1,282
  Resort                                                 3,158                            3,158
  Telecommunications                                     1,271                            1,271
  General and administrative                             2,362                            2,362
  Depreciation and amortization                            708                              708
  Interest expense - other                                 760           (356) (a)          404
  Other                                                    790                              790
                                                      --------    -----------        ----------
Total costs and operating expenses                      24,904           (714)           24,190
                                                      --------    -----------        ----------
Operating income                                         3,399            714             4,113
  Excess value recognized                                   18                               18
  Minority interest                                         79                               79
                                                      --------    -----------        ----------
Income before income taxes and extraordinary item        3,496            714             4,210
  Provision for taxes - regular                           (700)          (900) (b)       (1,600)
  Non-recurring charge                                 (13,201)        13,201  (c)            0
                                                      --------    -----------        ----------
Income (Loss) before extraordinary item                (10,405)        13,015             2,610
Extraordinary item (net of tax)                           (825)           825  (d)            0
                                                      --------    -----------        ----------
Net income                                            ($11,230)       $13,840           $ 2,610
                                                      ========    ===========        ==========

Pro forma earnings per share - diluted                                                  $  0.14
                                                                                        -------
Pro forma weighted average shares of common
stock outstanding - diluted                                                          18,800,000
                                                                                     ==========

(a) Reflects the Company's Initial Offering and related reduction of interest expense with the early retirement of debt as if these events had occurred at the beginning of the period.

(b) Reflects the treatment of the Company as a C corporation for federal income tax purposes as of the beginning of the period.

(c) Reflects the elimination of the non-recurring charge for deferred taxes that relate to the conversion of tax status for the Company's predecessor entities.

(d) Reflects the elimination of the extraordinary items related to the early extinguishments of debt, net of taxes, referred to in (a) above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion of the Company's results of operations is derived from the condensed consolidated statements of income for the three months ended March 31, 1998 and March 31, 1997.

                                                             Three Months Ended
                                                                  March 31
                                                             1998          1997
                                                            ------        ------
STATEMENT OF OPERATIONS:
AS A PERCENTAGE OF TOTAL REVENUES:
VOI sales                                                    71.1%         64.5%
Interest                                                     12.9%         15.7%
Resort                                                        9.7%         13.7%
Telecommunications                                            4.3%          5.6%
Other                                                         2.0%          0.5%
                                                            ------        ------
  Total revenues                                            100.0%        100.0%
                                                            ======        ======

AS A PERCENTAGE OF VOI SALES:
VOI cost of sales                                            21.0%         23.1%
Sales and marketing                                          50.5%         47.0%
Provision for doubtful accounts                               7.4%          7.0%

AS A PERCENTAGE OF INTEREST REVENUES:
Loan portfolio:
  Interest expense - treasury                                36.0%         39.9%

AS A PERCENTAGE OF TOTAL REVENUES:
General and administrative                                    9.7%          8.3%
Depreciation and amortization                                 2.5%          2.5%
Interest expense - other                                       .8%          2.7%
Other                                                         3.6%          2.8%
  Total costs and operating expenses                         88.8%         88.0%

AS A PERCENTAGE OF RESORT REVENUES:
Resort expenses (1)                                          81.8%         81.3%

AS A PERCENTAGE OF TELECOMMUNICATION REVENUES:
Telecommunications expenses (1)                              80.6%         80.3%

SELECTED OPERATING DATA:
Number of resorts at end of period                              6              3
Number of VOI's sold (2)                                    3,456          1,842
Number of VOI's in inventory at period end (3)             15,115         14,915
Average sales price per VOI sold                           $9,703         $9,905

----------
(1) Does not include interest and depreciation expenses.

(2) Includes both sales of annual and alternate-year VOI's.

(3) Inventory classified as annual VOI's.

Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997.

Revenue:

For the three months ended March 31, 1998, the Company recognized total revenues of $47.2 million compared to $28.3 million for the three months ended March 31, 1997, an increase of $18.9 million, or 66.8%. This increase is primarily due to a $15.3 million increase in sales of Vacation Ownership Interests (VOI's) from $18.2 million during 1997 to $33.5 million during 1998, an increase of 84.1%. VOI sales increased due to an 87.6% increase in the number of VOI's sold, offset slightly by a 2.0% decrease in the average sales price (which was primarily due to a broader product mix and alternate year VOI's). The increase in VOI's sold primarily resulted from the contribution of the Company's western operations acquired in a September 1997 transaction accounted for as a purchase, increases in VOI sales at the Company's Orlando area resorts and its international division, and VOI sales at the Myrtle Beach and World Golf Village resorts included in sales for the three month period in 1998, but not in the comparable period in 1997.

Interest income increased 38.6% to $6.1 million from $4.4 million due to a 7.5% increase in the average principal amount of net customer mortgages receivable from $155.0 million to $166.6 million. Also included in interest income is the discount amortization on customer mortgages receivable recognized during the three month periods ended March 31, 1998 and March 31, 1997 of $0.4 million and $0.5 million, respectively, relating to the repurchase of customer mortgages receivable. This discount resulted from a 1995 transaction in which the Company re-acquired customer mortgages receivable (pursuant to a related clean up call provision) which had been previously sold in 1991 as well as recognition of a discount on certain customer mortgages receivable repurchased in 1996 (also pursuant to a related clean up call provision) from an investment partnership. As of March 31, 1998, $2.1 million of total unamortized discount remained and is expected to be recognized through 2000.

Resort revenue increased 17.9%, from $3.9 million to $4.6 million, as a result of the increase in resort operating locations as well as increased room rentals and room rates. Telecommunication revenues (guest telephone charges relating to the existing resorts and revenues from contracting services provided to third parties) increased 25.0% from $1.6 million at March 31, 1997 to $2.0 million at March 31, 1998, due primarily to increased telephone usage by resort guests. Other revenue increased $.8 million as a result of the inclusion of revenue for a guest service and marketing company acquired in November 1997 in a transaction accounted for as a purchase.

Costs and Operating Expenses:

Operating costs and expenses increased 68.3% to $41.9 million from $24.9 million, an increase as a percentage of total revenues from 88.0% in 1997 to 88.8% in 1998. VOI product costs, as a percentage of VOI sales, decreased from 23.1% in 1997 to 21.0% in 1998, as a result of increased sales at certain resorts with relatively lower per-unit costs as well as a higher level of alternate year VOI's. Sales and marketing expenses increased 96.5% from $8.6 million in 1997 to $16.9 million in 1998, primarily due to an 84.1% increase in related VOI sales levels as well as operating inefficiencies and adverse effects of seasonality incurred in connection with pre-opening sales at the Company's Myrtle Beach resort (scheduled to open in the second quarter 1998), start-up costs incurred at the World Golf Village resort (scheduled to open in May 1998) which commenced sales during the quarter, and costs associated with the expansion of the Company's international operations.

Loan portfolio expenses consisting of interest expense-treasury increased to $2.2 million in 1998 from $1.8 million in 1997 as a result of increased levels of financing associated with higher VOI sales offset by reduced rates of interest. The provision for doubtful accounts increased to 7.4% of VOI sales in 1998 compared to 7.0% in 1997. The Company annually monitors its provision for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable and provides for additions to the reserve as a percentage of VOI's sold in the applicable period. Management believes that the provision is adequate. Resort and telecommunication expenses increased at a rate commensurate with that of related revenues.

General and administrative expenses increased from $2.4 million for the three months ended March 31, 1997 to $4.6 million for the three months ended March 31, 1998, increasing as a percent of total revenues, from 8.3% in 1997 to 9.7% in 1998. The increase in general and administrative expenses was primarily the result of (1) increased revenue levels and commensurate business activities, (2) the addition of a number of senior managers and key executives in order to continue to build the management and organizational infrastructure necessary to efficiently manage the Company's planned future growth, (3) the Company's expenses and reporting obligations as a public company, and (4) added salary, travel and office expenses attributable to the current and planned growth in the size of the Company. Depreciation and amortization increased at a rate consistent with that of total revenues. In addition, other operating costs and expenses increased by $0.9 million as a result of the inclusion of operating costs for the guest service and marketing company acquired in November 1997 in a transaction accounted for as a purchase. Interest expense-other decreased due to continued reduction of related debt levels.

Operating income increased 55.9% to $5.3 million, or 11.2% of total revenues, during the three months ended March 31, 1998 from $3.4 million, or 12.0% of total revenues, during the three months ended March 31, 1997.

Extraordinary Item:

During the quarter ended March 31, 1997, the Company repaid $39.7 million of debt and related interest and prepayment penalties. The Company recorded an expense relating to the write-off of previously capitalized fees and prepayment penalties of $0.8 million, net of related tax benefits of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES:

The Company generates cash from operations from the sales and financing of VOI's, resort operations, management activities and telecommunication services. With respect to the sale of VOI's, the Company generates cash for operations from (i) customer down payments and (ii) third-party financing of customer mortgages receivable in amounts typically equal to 90% of the related customer mortgage receivable. The Company generates additional cash from the financing of VOI's equal to the difference between the interest charged on the customer mortgages receivable (which averaged 14.25% at March 31, 1998) and the interest paid on the notes payable secured by the Company's pledge of such customer mortgages receivable (which averaged 9.19% at March 31, 1998). Cash used by operations for the three months ended March 31, 1998 was $0.6 million and cash provided by operations for the three months ended March 31, 1997 was $0.5 million. The reduction in 1998 is due primarily to the increase in expenditures to construct additional units in the inventory of VOI's, offset by the overall increase in total operations attributable to the addition of the western operations and higher sales and total revenues. The cash provided in 1997 was significantly impacted by the non-recurring component of deferred taxes recognized in connection with the Formation Transactions.

Net cash used in investing activities for the three months ended March 31, 1998 and 1997 was $22.4 million and $8.0 million, respectively. The increase in 1998 is principally due to increased sales of VOI's and the related increase in customer mortgages receivable and restricted cash.

Net cash provided by financing activities was $28.8 million during the quarter ended March 31, 1998 and $15.5 million in the comparable period in 1997, primarily due to the increase in receivables-based financing. Included in the comparable period in 1997 was the Company's Initial Offering which resulted in approximately $49.5 million of net proceeds. The net proceeds of the Initial Offering were used by the Company to repay $39.7 million of outstanding debt and related interest and prepayment penalties.

The Company requires funds to finance the acquisition and development of vacation ownership resorts and related inventory, and to finance customer purchases of VOI's. Historically, these funds have been provided by indebtedness secured by a portion of the Company's inventory of unsold VOI's, customer mortgages receivable and other assets. As of March 31, 1998, the Company had $33.9 million outstanding under its notes payable secured by its land and VOI inventory, $93.7 million outstanding under its notes payable secured by customer mortgages receivable and $10.2 of other secured and unsecured notes payable. As of March 31, 1998, the Company's scheduled principal payments on its long-term indebtedness through 2002 (excluding payments on credit facilities secured primarily by customer mortgages receivable) were $11.1 million in 1998 (remaining nine months), $9.8 million in 1999, $15.6 million in 2000, $5.4 million in 2001 and $2.3 million in 2002 and thereafter.

The Company's current credit facilities (the "Credit Facilities") provide for term loans, of which $31.0 million were outstanding as of March 31, 1998, and revolving lines of credit, under which the Company had borrowings of $106.8 million as of March 31, 1998 against total available capacity under the revolving lines of credit (assuming the availability of sufficient receivables) at that date of $271.0 million. As of March 31, 1998, the Company's term loans accrued interest at various rates between 8.2% and 11.3%, and the Company's revolving lines of credit accrued interest at rates between 6.7% and 10.5%. Approximately $131.1 million of the Company's indebtedness bears interest at variable rates based on fixed spreads over a specified reference rate. The Company's indebtedness under the Credit Facilities is secured by pledges of the Company's receivables (primarily its customer mortgages receivable), mortgages on certain of the Company's unsold inventory of VOI's and other owned real and personal property. The terms of certain of the Credit Facilities impose certain operating and financial restrictions upon the Company, including, without limitation, (1) maintenance of a minimum tangible net worth by the Company and certain of its operating subsidiaries; (2) maintenance of certain financial ratios, including the ratio of selling expenses to net VOI sales; and (3) limitations on cash distributions by certain of the Company's operating subsidiaries to the amount of the subsidiary's net income or net cash flow (subject to certain exceptions for tax and other permitted distributions). Because most of the Company's indebtedness bears interest at variable rates and the Company's customer mortgages receivable earn interest at fixed rates, the Company bears the risk of increases in interest rates with respect to its indebtedness.

The Company intends to pursue a growth-oriented strategy. Accordingly, the Company may from time to time acquire, among other things, additional vacation ownership resorts, additional land upon which vacation ownership resorts may be expanded or developed, and companies operating resorts or having vacation ownership assets, management, or sales or marketing expertise commensurate with the Company's operations in the vacation ownership industry. The Company is currently considering the acquisition of several additional land parcels for the expansion of an existing resort and for the development of additional resorts. The Company is also evaluating additional asset and operating company acquisitions.

In the future, the Company may negotiate additional credit facilities, issue debt or enter into securitizations of customer mortgages receivable. Any debt incurred or issued by the Company may be secured or unsecured, bear interest at fixed or variable rates, and be subject to terms and conditions approved by management. The Company has historically enjoyed good credit relationships and has been successful in establishing new relationships and expanding existing credit facilities as its growth and opportunities have necessitated. Management believes the Company will continue to be able to borrow in this manner.

The Company believes that the cash generated from operations and future borrowings will be sufficient to meet its working capital and capital expenditure needs for its current operations for the next 12 months. However, depending upon the Company's growth opportunities, conditions in the capital and other financial markets and other factors, the Company may from time to time consider the issuance of debt, equity or other securities, the proceeds of which may be used to finance acquisitions, to refinance debt or for general corporate purposes.

During future periods, continued access to external funding will be necessary for the Company to acquire, develop, and sell additional VOI inventory and to finance customer purchases of its VOI's. If the Company were unable to obtain credit facilities or debt or equity financing in amounts, and on terms and conditions satisfactory for such purposes, such event would have a material adverse effect on the Company's business and results of operations.

Inflation

Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years. Due to the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues, operating income or net income in the near term. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its customer mortgages.

Seasonality

The Company's revenues are moderately seasonal. Owner and guest activity at the Company's resorts in the eastern United States are currently the greatest from February through April and June through August. Owner and guest activity at the Company's resorts in the western United States are currently the greatest from June 15 to Labor Day and Christmas to Easter. As a result of this seasonality, the Company currently anticipates its weakest operating results during the first quarter, and its strongest operating results during the third quarter, of each calendar year. However, as the Company opens new resorts and expands into new markets and geographic locations, it may experience increased or different seasonality dynamics creating fluctuations in operating results that are different from those experienced in the past.

Year 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a risk. The Company has continued to assess this risk as it relates to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this issue. The computing portfolio was previously identified and an initial assessment has been completed. The remaining cost of achieving Year 2000 compliance is estimated to be approximately $0.3 million over the cost of normal software upgrades and replacements and will be incurred through fiscal 1999.

FORWARD-LOOKING INFORMATION

Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's prospective business opportunities, financial performance and expansion plans, are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements include, without limitation, (i) the plan to develop and sell additional resorts, (ii) the intention to acquire additional land for the expansion of existing resorts and for the development of future resorts, (iii) the anticipation of when construction will commence for existing and future vacation resorts, and (iv) statements relating to the Company or its operations that are preceded by terms such as "anticipates," "believes," "intends," "expects," and similar expressions. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important risk factors that could cause the Company's actual results, performance, or achievements to differ materially from those implied by such forward-looking statements: (i) the Company lacks experience in certain of the markets where it has purchased land and is developing vacation ownership resorts, (ii) the Company is subject to significant competition from other entities in the leisure and vacation industry, (iii) the Company's success depends to a significant extent on its ability to hire, train, and retain qualified employees, (iv) the Company's ability to acquire, develop and sell VOI inventory and finance customer purchases of its VOI's requires access to external funding on satisfactory terms, and (v) the Company's indebtedness and related service obligations may increase its vulnerability to adverse economic conditions.

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

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VISTANA, INC.
                                     (Registrant)

Date:  May 14, 1998                 By: /S/ RAYMOND L. GELLEIN, JR.
       ------------------               -------------------------------------
                                        Raymond L. Gellein, Jr.
                                        Chairman and Co-Chief Executive
                                        Officer

                                    By: /S/ CHARLES E. HARRIS
                                        -------------------------------------
                                        Charles E. Harris
                                        Vice Chairman and Chief
                                        Financial Officer

                                    By: /S/ MARK E. PATTEN
                                        -------------------------------------
                                        Mark E. Patten
                                        Vice President and Chief
                                        Accounting Officer