Form 10-Q
period 1998-06-30
VISTANA INC
filed 1998-08-10
CIK 1029753

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 1998.

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     COMMISSION FILE NUMBER   0-29114

                                ----------------

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

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]  No [_]

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 3, 1998: 21,127,280 shares.

This quarterly report on Form 10-Q contains 19 pages, of which this is page 1.

VISTANA, INC. AND SUBSIDIARIES

INDEX


PART I    FINANCIAL INFORMATION
          Item 1.   Financial Statements
                    Condensed Consolidated Balance Sheets, June 30, 1998 (unaudited)
                    and December 31, 1997                                                       Page  3

                    Condensed Consolidated Statements of Income for the three month
                    periods ended June 30, 1998 and 1997 (unaudited)                            Page  4

                    Condensed Consolidated Statements of Income for the six month
                    periods ended June 30, 1998 and 1997 (unaudited)                            Page  5

                    Condensed Consolidated Statements of Cash Flow for the six month
                    periods ended June 30, 1998 and 1997 (unaudited)                            Page  6

                    Notes to Condensed Consolidated Financial Statements (unaudited)            Page  7

          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                       Page 12

PART II   OTHER INFORMATION

          Item 1.   Legal Proceedings                                                           Page 18

          Item 2.   Changes in Securities                                                       Page 18

          Item 3.   Defaults upon Senior Securities                                             Page 18

          Item 4.   Submission of Matters to a Vote of Security Holders                         Page 18

          Item 5.   Other Information                                                           Page 18

          Item 6.   Exhibits and Reports on Form 8-K                                            Page 18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VISTANA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                        June 30,    December 31,
                                                                          1998         1997
                                                                          ----         ----
                                                                       (unaudited)
ASSETS
Cash and cash equivalents                                               $ 15,578      $  9,878
Restricted cash                                                           17,772         9,196
Customer mortgages receivable, net                                       183,676       155,048
Other receivables, net                                                     6,673         4,953

Inventory of Vacation Ownership Interests                                 28,662        27,271
Construction in progress                                                  47,728        17,026
                                                                       --------     ----------

Total Vacation Ownership Interests                                      $ 76,390      $ 44,297
                                                                        --------      --------

Prepaid expenses and other assets                                         19,129        15,021
Land held for development                                                  9,229        13,840
Intangible assets, net                                                    18,483        17,275
Property and equipment, net                                               27,441        17,701
                                                                        --------      --------

             Total Assets                                               $374,371      $287,209
                                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                $ 14,170      $  9,276
Income taxes payable                                                       1,445         1,927
Accrued compensation and benefits                                          9,764         9,847
Customer deposits                                                         16,605         9,423
Deferred income taxes                                                     20,119        17,535
Other liabilities                                                         10,497         6,265
Notes and mortgages payable                                              167,842       109,547
                                                                        --------    ----------

             Total Liabilities                                           240,442       163,820

Minority interest                                                          3,405         3,984

Shareholder's Equity

Common stock, $.01 par value:
  Authorized 100,000,000 shares
Issued and outstanding 21,127,280 shares and 21,007,630
  at June 30, 1998 and December 31, 1997, respectively                       211           210
Additional paid-in capital                                               109,790       107,341
Retained earnings                                                         20,523        11,854
                                                                        --------      --------

             Total Shareholder's Equity                                  130,524       119,405
                                                                        --------      --------

             Total Liabilities and Shareholder's Equity                 $374,371      $287,209
                                                                        ========      ========

See accompanying notes to condensed consolidated financial statements.

                         VISTANA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                           ------------------
                                                                        1998                1997
                                                                     ----------          ----------
Revenues:
  Vacation Ownership Interest sales                                  $    42,596         $    21,837
  Interest                                                                 6,154               4,481
  Resort                                                                   5,488               4,164
  Telecommunications                                                       2,058               1,612
  Other                                                                    1,255                  99
                                                                     -----------         -----------
Total revenues                                                            57,551              32,193
                                                                     -----------         -----------
Costs and operating expenses:
  Vacation Ownership Interest cost of sales                                9,372               5,060
  Sales and marketing                                                     20,192               9,705
  Interest expense--treasury                                               2,083               1,355
  Provision for doubtful accounts                                          3,144               1,527
  Resort                                                                   4,819               3,405
  Telecommunications                                                       1,660               1,309
  General and administrative                                               4,753               2,593
  Depreciation and amortization                                            1,481                 705
  Interest expense--other                                                    442                 310
  Other                                                                    1,551                 681
                                                                     -----------         -----------
    Total costs and operating expenses                                    49,497              26,650
                                                                     -----------         -----------
Operating income                                                           8,054               5,543
Excess value recognized                                                       32                  18
Minority interest                                                            285                 (28)
                                                                     -----------         -----------
Income before income taxes                                                 8,371               5,533
Provision for income taxes                                                 3,181               2,103
                                                                     -----------         -----------
    Net Income                                                       $     5,190         $     3,430
                                                                     ===========         ===========
Per Share Data:
 Basic
  Net income (loss) per share                                        $     0 .25         $      0.18
  Weighted average number of shares outstanding                       21,162,981          18,800,000
                                                                     ===========         ===========
 Diluted
  Net income (loss) per share                                               0.24                0.18
  Weighted average number of shares outstanding:                      21,630,417          18,824,908
                                                                     ===========         ===========



 See accompanying notes to condensed consolidated financial statements.

                         VISTANA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                   ----------------
                                                                                            1998                        1997
                                                                                            ----                        ----
Revenues:
  Vacation Ownership Interest sales                                                      $    76,131                 $    40,083
  Interest                                                                                    12,239                       8,923
  Resort                                                                                      10,080                       8,050
  Telecommunications                                                                           4,101                       3,195
  Other                                                                                        2,186                         246
                                                                                         -----------                 -----------

Total revenues                                                                               104,737                      60,497
                                                                                         -----------                 -----------

Costs and operating expenses:
  Vacation Ownership Interest cost of sales                                                   16,420                       9,276
  Sales and marketing                                                                         37,137                      18,287
  Interest expense--treasury                                                                   4,271                       3,130
  Provision for doubtful accounts                                                              5,626                       2,809
  Resort                                                                                       8,576                       6,562
  Telecommunications                                                                           3,307                       2,580
  General and administrative                                                                   9,348                       4,957
  Depreciation and amortization                                                                2,661                       1,412
  Interest expense--other                                                                        815                       1,071
  Other                                                                                        3,235                       1,470
                                                                                         -----------                 -----------

Total costs and operating expenses                                                            91,396                      51,554
                                                                                         -----------                 -----------

Operating income                                                                              13,341                       8,943
  Excess value recognized                                                                         62                          36
  Minority interest                                                                              579                          50
                                                                                         -----------                 -----------

Income before income taxes and extraordinary item                                             13,982                       9,029
  Provision for income taxes                                                                   5,313                       2,803
  Non-recurring charge associated with the change of tax status                                    0                      13,201
                                                                                         -----------                 -----------

  Income (Loss) before extraordinary item                                                      8,669                      (6,975)
  Extraordinary item early extinguishment of debt (net of tax)                                     0                        (825)
                                                                                         -----------                 -----------

            Net Income (Loss)                                                            $     8,669                 $    (7,800)
                                                                                         ===========                 ===========

Per Share Data:
 Basic
  Income (Loss) per share before extraordinary item                                      $      0.41                 $     (0.40)
  Extraordinary item                                                                             .00                       (0.05)
                                                                                         -----------                 -----------

  Net income (loss) per share                                                            $      0.41                 $     (0.45)
                                                                                         ===========                 ===========

  Weighted average number of shares outstanding:                                          21,062,732                  17,317,956
                                                                                         ===========                 ===========

 Diluted
  Income (Loss) per share before extraordinary item                                      $      0.40                 $     (0.40)
  Extraordinary item                                                                             .00                       (0.05)
                                                                                         -----------                 -----------
  Net income (loss) per share                                                            $      0.40                 $     (0.45)
                                                                                         -----------                 -----------

  Weighted average number of shares outstanding:                                          21,568,074                  17,317,956
                                                                                         ===========                 ===========

Pro Forma Share Data:
  Income before income taxes                                                                                         $     9,029
  Income tax provision                                                                                                     3,431
                                                                                                                     -----------
  Net income                                                                                                         $     5,598
                                                                                                                     ===========
  Net income per share                                                                                               $       .30
                                                                                                                     ===========

  Weighted average number of shares outstanding                                                                       18,800,000
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

                        VISTANA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                             ----------------
                                                                                         1998                1997
                                                                                         ----                ----
Operating activities
Net Income (Loss)                                                                      $  8,669            $ (7,800)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization expense                                                   2,661               1,412
  Amortization of discount on customer mortgages receivable                                (824)             (1,531)
  Provision for doubtful accounts                                                         5,626               2,809
  Minority interest                                                                        (579)                (50)
  Deferred income taxes                                                                   2,584              15,217
  Changes in operating assets and liabilities
    Other receivables, net                                                               (1,720)                152
    Vacation ownership interests                                                        (27,482)             (8,325)
    Prepaid expenses and other assets                                                    (5,088)                313
    Accounts payable and accrued liabilities                                              4,894               1,572
    Income taxes payable                                                                   (482)                 --
    Accrued compensation and benefits                                                       (83)             (1,767)
    Customer deposits                                                                     7,182               2,013
    Other liabilities                                                                     4,232                 561
                                                                                       --------            --------
    Net cash provided (used) by operating activities                                       (410)              4,576
                                                                                       --------            --------
Investing activities
Expenditures for land, property and equipment                                           (11,018)             (1,374)
Origination of customer mortgages receivable                                            (33,430)            (12,241)
Additions to restricted cash                                                             (8,576)             (1,195)
                                                                                       --------            --------
    Net cash used in investing activities                                               (53,024)            (14,810)
                                                                                       --------            --------
Financing activities
Proceeds from notes and mortgages payable                                               125,995              26,130
Payments on notes and mortgages payable                                                 (67,770)            (60,161)
Proceeds from public offering                                                                --              51,615
Payments of public offering costs                                                            --              (2,150)
Equity distributions/redemption                                                              --              (2,245)
Proceeds from option exercises                                                              839                  --
                                                                                       --------            --------
    Net cash provided by financing activities                                            59,134              13,189
                                                                                       --------            --------
    Net increase in cash and cash equivalents                                          $  5,700               2,955
                                                                                       ========            ========
Cash and cash equivalents, beginning of period                                            9,878               6,134
                                                                                       --------            --------
Cash and cash equivalents, end of period                                               $ 15,578            $  9,089
                                                                                       ========            ========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                               $  3,235            $  4,876
                                                                                       ========            ========
Cash paid during the period for taxes                                                  $  3,210            $    280
                                                                                       ========            ========


See accompanying notes to consolidated financial statements.

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

The condensed consolidated financial statements shown herein for the Company and its consolidated subsidiaries for 1997 include the operations of its predecessors in interest. The Company became the parent company for all of the operations of its predecessors in connection with its initial public offering (the "Initial Offering") completed on February 28, 1997. At June 30, 1998 and 1997, the consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and two partnerships between one or more subsidiaries and unaffiliated third party partners wherein the Company exercises operational and financial control over such partnerships. Interests of unaffiliated third parties are reflected as minority interests.

The condensed consolidated financial statements of the Company as of and for the three months and six months ended June 30, 1998 have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 1998 and the consolidated results of its operations for the three months and six months ended June 30, 1998 and 1997. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company's Annual Report on Form 10-K and the consolidated financial statements incorporated by reference therein.

Note 2. Effect of New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which simplifies the calculation of earnings per share. Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and shared in the earnings of the Company. The Company adopted this Standard in December 1997 with prior interim periods restated as required. For the three months and the six months ended June 30, 1998, approximately 0.5 million net shares relative to options granted were considered dilutive after giving effect for taxes and the application of the treasury stock method and were included in the respective diluted EPS calculations. An additional 0.02 million net shares were considered anti-dilutive and therefore excluded from the respective diluted EPS calculations.

In 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which addresses the reporting requirements for presenting comprehensive income in interim and annual financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Compliance with this Statement is effective for fiscal years beginning after December 31, 1997. For the three months and six months ended June 30, 1998, the Company had no amounts considered as "other" comprehensive income in accordance with SFAS No. 130. Therefore, comprehensive income is equivalent to net income as reported on the face of the statement of income.

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

On April 3, 1998, the AICPA Accounting Standards Executive Committee (AcSEC) issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 is applicable to all nongovernmental entities and requires that costs of start-up activities, including organization costs, be expensed as incurred. Except for certain specified investment companies, SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. This Statement will not have a material impact on the Company.

In March 1998, the AcSEC issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is applicable to all nongovernmental entities and requires that external direct costs of materials and services incurred in developing or obtaining internal use software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal use software project, and interest costs be capitalized. All other costs should be expensed as incurred. SOP 98-1 is effective for financial statements for financial statements for fiscal years beginning after December 15, 1998 with earlier application permitted. This Statement will not have a material impact on the Company.

Note 3. Capital Transactions and Basis of Presentation

The Company became the parent for all of the operations of its predecessors in connection with the Initial Offering. At the time of the Initial Offering, each of the owners of the predecessor entities (the "Principal Shareholders") transferred to the Company all of the existing common stock and partnership interests owned by them in exchange for 14.2 million shares (20 shares of the Common Stock of Vistana, Inc. were outstanding at the time of the Initial Offering) of the Company (the "Formation Transactions"). A total of 5.6 million shares of the Common Stock of the Company were offered (4.6 million shares by the Company and 0.9 million shares by the Principal Shareholders) to the public in the Initial Offering. In addition, in connection with the Initial Offering and the Formation Transactions, former equity holders of the Company's predecessor corporations and limited partnerships received a distribution of approximately $2.6 million, $0.3 million of which represented the balance of such holders' federal and state income tax liability attributable to their ownership of such entities through the date of the Initial Offering, and $2.3 million of which represented the retained earnings of the Company's predecessor corporations and limited partnerships for which such holders had previously paid income tax. The Formation Transactions were accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the net assets of the predecessor corporations and limited partnerships were recorded at the predecessor entities' basis.

The majority of the consolidated subsidiaries were formed in 1991 by the principal shareholders to acquire and own, either directly or indirectly, the assets and certain liabilities of the predecessor operating entities from the previous owner. The consolidated financial statements shown herein for the Company and its consolidated subsidiaries for 1997 include the operations of its predecessors in interest.

Pro forma (unaudited) financial data presented on the face of the condensed consolidated statement of income for the six months ended June 30, 1997 reflect the elimination of the non-recurring charge for deferred taxes pertaining to the predecessor entities relative to all years prior to 1997.

Note 4. Customer Mortgages Receivable, Net

At June 30, 1998 and December 31, 1997, customer mortgages receivable, net, consisted of:

                                                                                    June 30,         December 31,
                                                                                      1998               1997
                                                                                   -----------       ------------
                                                                                           (In thousands)
Customer mortgages receivable, gross                                                  $200,746          $170,147
Less:
      Unamortized discount on repurchased customer mortgages receivable                 (1,654)           (2,478)
      Unamortized excess value over consideration                                           (3)              (27)

      Allowance for loss on receivables                                                (15,413)          (12,594)
                                                                                      --------          --------
Customer mortgages receivable, net                                                    $183,676          $155,048
                                                                                      ========          ========

As of June 30, 1998 and December 31, 1997, customer mortgages receivable, gross, from foreign buyers aggregated approximately $38.8 million and $34.5 million, respectively, with buyers within no individual foreign country aggregating more than 5% of gross outstanding customer mortgages receivable. Stated interest rates on customer mortgages receivable outstanding at June 30, 1998 range from 00.0% to 17.9% per annum (averaging approximately 14.22% per annum contractually). Interest is not imputed on customer mortgages receivable with less than a market interest rate because such amounts are immaterial. The activity in the customer mortgages receivable allowance for doubtful accounts is as follows:

                                                         Six months ended
                                                             June 30,
                                                        1998           1997
                                                       -------       -------
                                                          (In thousands)

Balance, beginning of period                           $12,594       $10,191
Provision for doubtful accounts                          5,626         2,809
Customer mortgages receivable charged off               (2,807)       (2,975)
                                                       -------       -------
Balance, end of period                                 $15,413       $10,025
                                                       =======       =======

Note 5. Notes and Mortgages Payable

At June 30, 1998 and December 31, 1997 notes and mortgages payable consisted of:

                                                                            June 30,    December 31,
                                                                              1998          1997
                                                                            --------    ------------
                                                                                 (In thousands)
Notes payable secured by customer mortgages receivable bearing interest at rates which include fixed interest of 11.34% and variable rates ranging from prime plus 1.5% (10% at June 30, 1998), prime plus
2% (10.5% at June 30, 1998) LIBOR plus 2.5% (8.16% at June 30, 1998)
and LIBOR plus 1% (6.66% at June 30, 1998)                                  $110,487    $    79,202

Notes payable and mortgage obligations secured by real estate bearing interest at variable rates which include prime plus 2%, LIBOR plus
3.25% (8.91% at June 30, 1998) and fixed interest at 8.2%                     44,245         27,527

Other notes and mortgage loans payable bearing primarily variable interest at rates which include LIBOR plus 2.25% (7.91% at June 30,
1998) and prime plus 2%                                                       13,110          2,818
                                                                            --------    -----------

Total notes and mortgages payable:                                          $167,842    $   109,547
                                                                            ========    ===========

During the quarter ended March 31, 1997, the Company repaid $39.7 million of debt and related interest and prepayment penalties in connection with the Initial Offering. The Company recorded an expense relating to the write-off of previously capitalized fees and prepayment penalties of $0.8 million, net of related tax benefits of $0.5 million.

Note 6. Income Taxes

Upon completion of the Initial Offering, the Company became subject to federal and state income taxes from the effective date of the sale of the Common Stock. In addition, during the quarter ended March 31, 1997, the Company was required to provide a deferred tax liability for cumulative temporary differences between financial reporting and tax reporting in its consolidated statements of income for the period following the effective date of the Initial Offering. Such deferred taxes were based on the cumulative temporary differences at the date of the Initial Offering and totaled $13.2 million.

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

Note 7. Stock Plans

The Vistana, Inc. Stock Plan (the "Stock Plan") was adopted by the Company's shareholders in December 1996, prior to the Initial Offering. As of June 30, 1998, the Stock Plan covered 2.5 million shares of Common Stock. The Stock Plan permits the Company to grant to employees, directors, officers, and consultants of the Company and its subsidiaries and affiliates: (i) incentive stock options ("ISOs"); (ii) non-qualified stock options ("NSOs"); (iii) stock appreciation rights; (iv) phantom stock awards; and (v) restricted stock. An amendment increasing the number of shares covered by the Stock Plan from 1.9 million shares to 2.5 million shares was approved by the shareholders and became effective on April 30, 1998. The Stock Plan is administered by the Compensation Committee of the Board of Directors, which also selects the individuals who receive grants under the plan. As of June 30, 1998, the only grants that had been made under the Stock Plan were NSOs.

In connection with the Initial Offering, the Principal Shareholders granted certain executive officers and other employees of and a consultant to the Company (i) immediately exercisable options to purchase an aggregate of 1.4 million shares of Common Stock at an exercise price equal to $12 per share, (ii) an option, which vests on February 10, 2001, to purchase an aggregate of 0.04 million shares of Common Stock at an exercise price equal to $12 per share,
(iii) an option, which vests over a period of four years, to purchase 0.4 million shares of Common Stock at an exercise price equal to $24.62 per share, and (iv) an option, which vests over a period of four years, to purchase an aggregate of 0.04 million shares of Common Stock at an exercise price equal to $24.25 per share. These options will terminate ten years after the date of grant, subject to certain exceptions. The shares covered by these options were included in shares issued and outstanding as of June 30, 1998 and December 31, 1997.

Effective October 1, 1997, the Company adopted the Vistana, Inc. Employee Stock Purchase Plan (the "Purchase Plan") to assist employees in acquiring a stock ownership interest in the Company and to encourage employees to remain in the employ of the Company. The Purchase Plan meets the requirements of an "employee stock purchase plan" pursuant to section 423 of the Internal Revenue Code. A maximum of 1 million shares of Common Stock is reserved for issuance under the Purchase Plan. The first purchase period under the Purchase Plan occurred on April 1, 1998.

Note 8. Subsequent Events

On July 9, 1998, the Company entered into a $60 million revolving construction credit facility (the "Construction Facility"). The Construction Facility provides a three-year borrowing term followed by a five-year provision for repayment and bears interest at LIBOR (30 day) plus 2.85% per annum. The Construction Facility matures on July 9, 2006.

On July 30, 1998, the Company acquired approximately 45 acres of land with an option for an additional 45 acres in Orlando, Florida at a total acquisition cost of $12.7 million. The full 90 acres is zoned for up to 1,800 VOI's. The purchase is intended for the development of the successor to the Company's flagship property, Vistana Resort. Construction is expected to begin in the third quarter of 1999. Financing of the acquisition was provided through the Construction Facility.

Note 9.  Pro Forma Information

                      VISTANA, INC. AND ITS SUBSIDIARIES
           PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR SIX MONTHS ENDED JUNE 30, 1997
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                  PRO FORMA
                                                  ACTUAL          ADJUSTMENTS         PRO FORMA
                                                  -------         -----------        -----------
Revenue:
  Vacation Ownership Interest sales               $40,083                            $    40,083
  Interest                                          8,923                                  8,923
  Resort                                            8,050                                  8,050
  Telecommunications                                3,195                                  3,195
  Other                                               246                                    246
                                                  -------                            -----------
Total revenues                                     60,497                                 60,497
                                                  -------                            -----------
Costs and operating expenses:
  Vacation Ownership Interest cost of
      Sales                                         9,276                                  9,276
  Sales and marketing                              18,287                                 18,287
  Interest expense--treasury                        3,130            (358)  (a)            2,772
  Provision for doubtful accounts                   2,809                                  2,809
  Resort                                            6,562                                  6,562
  Telecommunications                                2,580                                  2,580
  General and administrative                        4,957                                  4,957
  Depreciation and amortization                     1,412                                  1,412
  Interest expense--other                           1,071            (356)  (a)              715
  Other                                             1,470                                  1,470
                                                  -------         -------            -----------
Total costs and operating expenses                 51,554            (714)                50,840
Operating income                                    8,943             714                  9,657
  Excess value recognized                              36                                     36
  Minority interest                                    50                                     50
                                                  -------         -------            -----------
Income before income taxes and
  extraordinary item                                9,029             714                  9,743
    Provision for income taxes                      2,803             900   (b)            3,703
    Non-recurring charge associated
      with the change of tax status                13,201         (13,201)  (c)               --
                                                  -------         -------            -----------
Income (Loss) before extraordinary item            (6,975)         13,015                  6,040
  Extraordinary item early
    extinguishment of debt, Net of tax               (825)            825   (d)               --

Net (Loss) Income                                 $(7,800)       $ 13,840            $     6,040
                                                  =======        ========            ===========
Pro forma earnings per share--diluted                                                $      0.32
                                                                                     ===========
Pro forma weighted average shares of
  common stock outstanding--diluted                                                   18,800,000
                                                                                     ===========

(a) Reflects the Company's Initial Offering and related reduction of interest expense with the early extinguishment of debt as if these events had occurred at the beginning of the period.
(b) Reflects the treatment of the Company as a C corporation for federal income tax purposes as of the beginning of the period.
(c) Reflects the elimination of the non-recurring charge for deferred taxes that relates to the conversion of tax status for the Company's predecessor entities.
(d) Reflects the elimination of the extraordinary items related to the early extinguishment of debt, net of taxes, referred to in (a) above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations is derived from the condensed consolidated statements of income for the three and six months ended June 30, 1998 and June 30, 1997 (Unaudited).

                                                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                      JUNE 30,            JUNE 30,
                                                                      --------            --------
                                                                  1998       1997     1998       1997
                                                                  ----       ----     ----       ----
Statement of operations:
As a Percentage of total revenues:
    VOI sales                                                   74.0%       67.8%     72.7%       66.3%
    Interest                                                    10.7%       13.9%     11.7%       14.7%
    Resort                                                       9.5%       12.9%      9.6%       13.3%
    Telecommunications                                           3.6%        5.0%      3.9%        5.3%
    Other                                                        2.2%        0.3%      2.1%        0.4%
                                                              ------     -------    ------     -------
        Total Revenues                                         100.0%      100.0%    100.0%      100.0%
                                                              ======     =======    ======     =======
As a Percentage of VOI Sales:
    VOI cost of sales                                           22.0%       23.2%     21.6%       23.1%
    Sales and marketing                                         47.4%       44.4%     48.8%       45.6%
    Provision for doubtful accounts                              7.4%        7.0%      7.4%        7.0%
As a Percentage of interest revenues:
    Loan portfolio:
      Interest expense--treasury                                33.8%       30.2%     34.9%       35.1%
As a percentage of total revenues:
    General and administrative                                   8.3%        8.1%      8.9%        8.2%
    Depreciation and amortization                                2.6%        2.2%      2.5%        2.3%
    Interest expense--other                                      0.8%        1.0%      0.8%        1.8%
    Other                                                        2.7%        2.1%      3.1%        2.4%

    Total costs and operating expenses                          86.0%       82.8%     87.3%       85.2%
As a Percentage of resort revenues:
    Resort expenses (1)                                         87.8%       81.8%     85.1%       81.5%
As a Percentage of telecommunication revenues:
    Telecommunications expenses (1)                             80.7%       81.2%     80.6%       80.8%
Selected operating data:
    Number of resorts at end of period                             8           3         8           3
    Number of VOI's sold (2)                                   4,642       2,078     8,105       3,920
    Number of VOI's in inventory at period end (3)            17,729      13,421    17,729      13,421
    Average sales price per VOI sold                         $ 9,549     $10,509     9,607     $10,225

-----
(1)  Does not include interest and depreciation expenses.
(2)  Includes both sales of annual and alternate-year VOI's.
(3)  Inventory classified as annual VOI's.

RESULTS

Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997.

Revenue:

For the three months ended June 30, 1998, the Company recognized total revenues of $57.6 million compared to $32.2 million for the three months ended June 30, 1997, an increase of $25.4 million, or 78.9%. This increase is primarily due to a $20.8 million increase in sales of VOI's from $21.8 million during 1997 to $42.6 million during 1998, an increase of 95.4%. VOI sales increased due to a 123.4% increase in the number of VOI's sold, offset by a 9.1% decrease in the average sales price. The increase in VOI's sold reflects the contribution of the Company's western operations acquired in a September 1997 transaction accounted for as a purchase, increases in VOI sales at the Company's Orlando area resorts and its international division, and VOI sales at the Myrtle Beach, World Golf Village and Scottsdale resorts included in revenues for the three month period in 1998, but not in the comparable period in 1997.

     Interest income increased 37.8%, from $4.5 million to $6.2 million due to a 56.7% increase in the average principal amount of customer mortgages receivable for the quarters ended June 30, 1997 and 1998 from $122.3 million to $191.6 million, respectively, and an increase in the average interest rate on customer mortgages receivable from 13.9% to 14.2%. Also included in interest income is the discount amortization on customer mortgages receivable recognized during the comparable three month periods ended June 30, 1998 and June 30, 1997 of $0.4 million and $0.8 million, respectively, relating to the repurchase of customer mortgages receivable. This discount resulted from a 1995 transaction in which the Company re-acquired customer mortgages receivable (pursuant to a related clean up call provision) which had been previously sold in 1991 as well as recognition of a discount on certain customer mortgages receivable repurchased in 1996 (pursuant to a related clean up call provision) from an investment partnership. As of June 30, 1998, $1.7 million of total unamortized discount remained and is expected to be amortized through 1999.

     Resort revenue increased 31.0%, from $4.2 million to $5.5 million, due to the increase in rooms available and occupancy levels. Telecommunication revenues (guest telephone charges relating to the existing resorts and revenues from contracting services provided to third parties) increased 31.3% from $1.6 million at June 30, 1997 to $2.1 million at June 30, 1998, due to an increase in contract revenues and higher resort occupancies.

Costs and Operating Expenses:

     Total operating costs and expenses increased $22.8 million, or 85.4% from $26.7 million in the second quarter of 1997 to $49.5 million in the comparable 1998 quarter, an increase as a percentage of total revenues from 82.8% in 1997 to 86.0% in 1998. VOI product costs, as a percentage of VOI revenues, decreased from 23.2% in 1997 to 22.0% in 1998, as a result of increased sales volume at resorts with lower unit costs, a broader product mix in sales and increased sales of alternate year VOI's. Sales and marketing expenses, as a percentage of VOI revenues, increased from 44.4% in 1997 to 47.4% in 1998 during the comparable three month period due to higher sales and marketing expenses at the Company's newer properties, as well as expenses related to increased international sales, which typically carry higher sales and marketing costs.

     Loan portfolio expenses consisting of interest expense--treasury increased to $2.1 million in 1998 from $1.4 million in 1997, primarily as a result of increased levels of debt offset by a lower average cost of funds. Provision for doubtful accounts increased to 7.4% of VOI sales in 1998 compared to 7.0% in 1997. The Company periodically monitors its provision for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable and provides for additions to the reserve as a percentage of VOI's sold in the applicable period. Management believes that the provision is adequate for such future losses. Resort expenses, as a percentage of revenues, increased to 87.8% from 81.8% for the three months ended June 30, 1998 and 1997, respectively, as a result of increased occupancy levels at certain resorts and higher resort costs associated with the Company's new properties at Myrtle Beach and World Golf Village. Telecommunications expenses decreased 0.5% as a percentage of total telecommunication revenues due to increased operating efficiencies.

     General and administrative expenses increased from $2.6 million for the three months ended June 30, 1997 to $4.8 million for the three months ended June 30, 1998, increasing as a percent of total revenues from 8.1% in 1997 to 8.3% in 1998. The increase in general and administrative expenses primarily resulted from (1) increased revenue levels and commensurate business activities, (2) the addition of a number of senior managers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's future growth, (3) the Company's expenses and reporting obligations as a public company, and (4) added salary, travel and office expenses attributable to the current and planned growth in the size of the Company. Depreciation and amortization increased as a percentage of total revenues to 2.6% for the three months ended June 30, 1998 compared to 2.2% in the same period in 1997 due to capital additions during the current year for resort and sales facilities and information technology assets. Interest expense--other decreased as a percentage of total revenues from 1.0% in 1997 to 0.8% in the same period of 1998 due to lower levels of outstanding debt and increased levels of capitalized interest.

     Operating income increased 47.3% to $8.1 million, or 14.1% of total revenues, during the three months ended June 30, 1998 from $5.5 million, or 17.1% of total revenues, during the three months ended June 30, 1997.

Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997.

Revenue:

For the six months ended June 30, 1998, the Company recognized total revenues of $104.7 million compared to $60.5 million for the six months ended June 30, 1997, an increase of $44.2 million, or 73.1%. This increase is primarily due to a $36.0 million increase in sales of VOI's from $40.1 million during 1997 to $76.1 million during 1998, an increase of 89.8%. VOI sales increased due to a 106.8% increase in the number of VOI's sold, offset by a 6.0% decrease in the average sales price. The increase in VOI's sold reflects the contribution of the Company's western operations acquired in a September 1997 transaction accounted for as a purchase, increases in VOI sales at the Company's Orlando area resorts and its international division, and VOI sales at the Myrtle Beach, World Golf Village and Scottsdale resorts included in revenues for the six month period in 1998, but not in the comparable period in 1997.

     Interest income increased 37.1%, from $8.9 million to $12.2 million due to a 53.8% increase in the average principal amount of customer mortgages receivable for the period ended June 30, 1997 and 1998 from $120.6 million to $185.5 million, respectively, with a slight increase in the average interest rate on customer mortgages receivable from 14.1% to 14.2%. Also included in interest income is the discount amortization on customer mortgages receivable recognized during the comparable six month periods ended June 30, 1998 and June 30, 1997 of $0.8 million and $1.5 million, respectively, relating to the repurchase of customer mortgages receivable. This discount resulted from a 1995 transaction in which the Company re-acquired customer mortgages receivable (pursuant to a related clean up call provision) which had been previously sold in 1991 as well as recognition of a discount on certain customer mortgages receivable repurchased in 1996 (pursuant to a related clean up call provision) from an investment partnership. As of June 30, 1998, $1.7 million of total unamortized discount remained and is expected to be amortized through 1999.

     Resort revenue increased 24.7%, from $8.1 million to $10.1 million, due to increased rooms available and higher occupancy levels. Telecommunication revenues (guest telephone charges relating to the existing resorts and revenues from contracting services provided to third parties) increased $0.9 million or 28.1% to $4.1 million for the six months ended June 30, 1998 from $3.2 million for the comparable six-month period ended June 30, 1997 due to an increase in contract revenues and higher resort occupancies.

Costs and Operating Expenses:

     Total operating costs and expenses increased $39.8 million or 77.1% from $51.6 million in the period ending June 30, 1997 to $91.4 million in the comparable 1998 period, increasing as a percentage of total revenue from 85.2% in 1997 to 87.3% in 1998. VOI product costs, as a percentage of VOI revenues, decreased from 23.1% in 1997 to 21.6% in 1998, as a result of increased sales volume at resorts with lower unit costs, a broader product mix in sales and increased sales of alternate year VOI's. Sales and marketing expenses increased 102.7% from $18.3 million for the six months ended June 30, 1997 to $37.1 million during the comparable period in 1998 principally due to the 89.8% increase in related VOI sales levels as well as operating inefficiencies and adverse effects of seasonality at the Company's Myrtle Beach resort (which opened in May 1998), start-up costs at the World Golf Village resort (which also opened in May 1998), and costs associated with the expansion of the Company's international operations. As a percentage of VOI sales, selling and marketing expenses increased from 45.6% in the period ended June 30, 1997 to 48.8% in period ended June 30, 1998.

     Loan portfolio expenses consisting of interest expense--treasury increased to $4.3 million in 1998 from $3.1 million in 1997 primarily as a result of increased levels of debt offset by a lower average cost of funds. Provision for doubtful accounts increased to 7.4% of VOI revenues in 1998 compared to 7.0% in 1997. The Company periodically monitors its provision for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable and provides for additions to the reserve as a percentage of VOI's sold in the applicable period. Management believes that the provision is adequate for such future losses. Resort and telecommunication expenses increased at a rate commensurate with that of related revenues.

     General and administrative expenses increased from $5.0 million for the six months ended June 30, 1997 to $9.3 million for the six months ended June 30, 1998, increasing as a percentage of total revenues from 8.2% in 1997 to 8.9% in 1998. The increase in general and administrative expenses primarily resulted from (1) increased revenue levels and commensurate business activities, (2) the addition of a number of senior managers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's future growth, (3) the Company's expenses and reporting obligations as a public company, and (4) added salary, travel and office expenses attributable to the current and planned growth in the size of the Company. Depreciation and amortization increased as a percentage of total revenues to 2.5% for the six months ended June 30, 1998, compared to 2.3% in the same period in 1997, due to capital additions during the current year for resort and sales facilities and information technology assets. Interest expense--other decreased as a percentage of total revenue from 1.8% in 1997 to 0.8% in the same period of 1998 due to lower levels of outstanding debt and increased levels of capitalized interest.

     Operating income increased 49.4% to $13.3 million, or 12.7% of total revenues, during the six months ended June 30, 1998 from $8.9 million, or 14.7% of total revenues, during the six months ended June 30, 1997.

Extraordinary Item:

     During the six months ended June 30, 1997, the Company repaid $39.7 million of debt. The Company recorded an expense relating to the write-off of previously capitalized fees and prepayment penalties of $0.8 million, net of related tax benefits of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash from operations from the sales and financing of VOI's, resort operations, management activities and telecommunication services. With respect to the sale of VOI's, the Company generates cash for operations from (i) customer down payments and (ii) third party financing of customer mortgages receivable in amounts typically equal to 90% of the related customer mortgage receivable. The Company generates additional cash from the financing of VOI's equal to the difference between the interest charged on the customer mortgages receivable (which averaged 14.22% for the quarter ended June 30, 1998) and the interest paid on the notes payable secured by the Company's pledge of such customer mortgages receivable (which averaged 8.17% for the quarter ended June 30, 1998). Cash from operations for the six months ended June 30, 1998 and 1997 decreased from $4.6 million provided by operations to $0.4 million used by operations primarily due to an increase in construction in progress and related completed VOI inventory in 1998.

     Net cash used in investing activities for the six months ended June 30, 1998 and 1997 was $53.0 million and $14.8 million, respectively, principally due to increased sales of VOI's and the related increase in origination of customer mortgages receivable and restricted cash levels associated with the escrow of customer deposits.

     Net cash provided by financing activities was $59.1 million during the six-month period ended June 30, 1998 versus net cash provided in 1997 of $13.2 million. Net cash provided in the six month period in 1998 was the result of net borrowings largely from the financing of customer mortgages receivable. Net cash provided in the comparable period of 1997 was primarily due to the Company's issuance in the first quarter of 1997 of 4.6 million shares of common stock in the Initial Offering resulting in approximately $49.5 million of net proceeds. The net proceeds of the Offering were used by the Company to repay $38.9 million of outstanding debt.

     The Company requires funds to finance the acquisition and development of vacation ownership resorts and related inventory, and to finance customer purchases of VOI's. Historically, these funds have been provided by indebtedness secured by a portion of the Company's inventory of unsold VOI's, customer mortgages receivable and other assets. As of June 30, 1998, the Company had $44.2 million outstanding under its notes payable secured by its land and VOI inventory, $110.5 million outstanding under its notes payable secured by customer mortgages receivable and $13.1 million of other secured and unsecured notes payable. As of June 30, 1998, the Company's scheduled principal payments on its long-term indebtedness through 2002 (excluding payments on credit facilities secured primarily by customer mortgages receivable) were $12.0 million in 1998 (remaining six months), $10.5 million in 1999, $20.3 million in 2000, $10.5 million in 2001 and $4.0 million in 2002 and thereafter.

     The Company's credit facilities as of June 30, 1998 (the "Credit Facilities") provide for term loans, of which $36.2 million were outstanding as of June 30, 1998, and revolving lines of credit, under which the Company had borrowings of $131.7 million as of June 30, 1998 against total available capacity under the revolving lines of credit (assuming the availability of sufficient receivables) at that date of $271.0 million. As of June 30, 1998, the Company's term loans accrued interest at various rates between 8.2% and 11.3%, and the Company's revolving lines of credit accrued interest at rates between 6.7% and 10.5%. Approximately $162.3 million of the Company's indebtedness bears interest at variable rates based on fixed spreads over a specified reference rate. The Company's indebtedness under the Credit Facilities is secured by pledges of the Company's receivables (primarily its customer mortgages receivable), mortgages on certain of the Company's unsold inventory of VOI's and other owned real and personal property. The terms of certain of the Credit Facilities impose certain operating and financial restrictions upon the Company, including, without limitation, (1) maintenance of a minimum tangible net worth by the Company and certain of its operating subsidiaries; (2) maintenance of certain financial ratios, including the ratio of selling expenses to net VOI sales; and (3) limitations on cash distributions by certain of the Company's operating subsidiaries to the amount of the subsidiary's net income or net cash flow (subject to certain exceptions for tax and other permitted distributions). Because most of the Company's indebtedness bears interest at variable rates and the Company's customer mortgages receivable earn interest at fixed rates, the Company bears the risk of increases in interest rates with respect to its indebtedness.

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

     The Company believes that the cash generated from operations and future borrowings will be sufficient to meet the Company's working capital and capital expenditure needs for its current operations for the next 12 months. However, depending upon the Company's growth opportunities, the conditions in the capital and other financial markets, and other factors, the Company may from time to time consider the issuance of debt, equity or other securities, the proceeds of which may be used to finance acquisitions, to refinance debt or for general corporate purposes.

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


FORWARD-LOOKING INFORMATION

     Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's prospective business opportunities, financial performance and expansion plans, are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements include, without limitation, (i) the plan to develop and sell additional resorts, (ii) the intention to acquire additional land for the expansion of existing resorts and for the development of future resorts, (iii) the anticipation of when construction will commence for existing and future vacation resorts, and (iv) statements relating to the Company or its operations that are preceded by terms such as "anticipates," "believes," "intends," "expects," and similar expressions. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important risk factors that could cause the Company's actual results, performance, or achievements to differ materially from those implied by such forward-looking statements: (i) the Company lacks experience in certain of the markets where it has purchased land and is developing vacation ownership resorts, (ii) the Company is subject to significant competition from other entities in the leisure and vacation industry, (iii) the construction and development of vacation ownership resorts and the commencement and implementation of sales and marketing programs are subject to extensive regulatory requirements which could cause unanticipated expenses, delays and changes; (iv) the Company's success depends to a significant extent on its ability to hire, train, and retain qualified employees, (v) the Company's ability to acquire, develop and sell VOI inventory and finance customer purchases of its VOI's requires access to external funding on satisfactory terms, and (vi) the Company's indebtedness and related service obligations may increase its vulnerability to adverse economic conditions.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     Incorporated by reference. See Note 7 of the "Notes to Condensed Consolidated Financial Statements" (Unaudited)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a) The 1998 annual meeting of shareholders of Vistana, Inc. was held on April 30, 1998.
        b) All director nominees described in (c) below were elected. The following additional directors continued in office after the meeting: Jeffrey A. Adler, James G. Brocksmith, Jr., Raymond L. Gellein, Jr., and Charles E. Harris.
        c) Certain matters voted on at the meeting and the votes cast with respect to such matters are as follows:

                                                                                    Votes Cast
                                                                                    ----------

                                                                   For          Against      Abstain      Non-votes
                                                                ----------      -------      -------      ---------
     Proposal
     --------
     Approval of proposed amendments to the Vistana
     Stock Plan.                                                18,579,401       910,556        190        1,529,451

     Ratification of engagement of independent auditors         18,920,987       568,370        790        1,529,451

     Election of Directors:
      Laurence S. Geller                                        19,490,047            --        100        1,529,451
      Steven J. Heyer                                           19,490,047            --        100        1,529,451

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

               Exhibit 27: Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   VISTANA, INC.
                                    (Registrant)


Date: August 10, 1998              By: /s/ RAYMOND L. GELLEIN, JR.
                                       --------------------------------------
                                       Raymond L. Gellein, Jr.
                                       Chairman and Co-Chief Executive
                                       Officer


                                   By: /s/ CHARLES E. HARRIS
                                       --------------------------------------
                                       Charles E. Harris
                                       Vice Chairman and Chief
                                       Financial Officer


                                   By: /s/ MARK E. PATTEN
                                       --------------------------------------
                                       Mark E. Patten
                                       Vice President and Chief
                                       Accounting Officer