Form 10-Q
period 1998-09-30
VISTANA INC
filed 1998-11-16
CIK 1029753

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q

                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 1998.

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

          Yes [X]  No [ ]

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 2, 1998: 21,188,271 shares.

This quarterly report on Form 10-Q contains 20 pages, of which this is page 1.

VISTANA, INC. AND SUBSIDIARIES

INDEX


PART I     FINANCIAL INFORMATION

           Item 1.  Financial Statements
                    Condensed Consolidated Balance Sheets, September 30, 1998
                    (unaudited) and December 31, 1997                                           Page  3

                    Condensed Consolidated Statements of Income for the three month
                    periods ended September 30, 1998 and 1997 (unaudited)                       Page  4

                    Condensed Consolidated Statements of Income for the nine month
                    periods ended September 30, 1998 and 1997 (unaudited)                       Page  5

                    Condensed Consolidated Statements of Cash Flow for the nine
                    month periods ended September 30, 1998 and 1997 (unaudited)                 Page  6

                    Notes to Condensed Consolidated Financial Statements (unaudited)            Page  7

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         Page 13

PART II    OTHER INFORMATION

           Item 1.  Legal Proceedings                                                           Page 19

           Item 2.  Changes in Securities                                                       Page 19

           Item 3.  Defaults upon Senior Securities                                             Page 19

           Item 4.  Submission of Matters to a Vote of Security Holders                         Page 19

           Item 5.  Other Information                                                           Page 19

           Item 6.  Exhibits and Reports on Form 8-K                                            Page 19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VISTANA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                September 30,  December 31,
                                                                    1998           1997
                                                                ------------   ------------
                                                                (unaudited)
ASSETS
Cash and cash equivalents                                            $ 16,078      $  9,878
Restricted cash                                                        28,133         9,196
Customer mortgages receivable, net                                    208,930       155,048
Other receivables, net                                                  7,699         4,953

Inventory of Vacation Ownership Interests                              47,931        27,271
Construction in progress                                               24,248        17,026
                                                                     --------      --------

Total Vacation Ownership Interests                                     72,179        44,297
                                                                     --------      --------

Prepaid expenses and other assets                                      22,309        15,021
Land held for development                                              23,116        13,840
Intangible assets, net                                                 19,544        17,275
Property and equipment, net                                            39,585        17,701
                                                                     --------      --------

             Total Assets                                            $437,573      $287,209
                                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                             $ 15,222      $  9,276
Income taxes payable                                                    1,445         1,927
Accrued compensation and benefits                                      11,122         9,847
Customer deposits                                                      26,138         9,423
Deferred income taxes                                                  23,005        17,535
Other liabilities                                                       9,735         6,265
Notes and mortgages payable                                           210,644       109,547
                                                                     --------      --------

             Total Liabilities                                        297,311       163,820

Minority interest                                                       2,608         3,984

Shareholders' Equity

Common stock, $.01 par value:
  Authorized 100,000,000 shares
Issued and outstanding 21,163,181 shares and 21,007,630
  at September 30, 1998 and December 31, 1997, respectively               212           210
Additional paid-in capital                                            110,510       107,341
Retained earnings                                                      26,932        11,854
                                                                     --------      --------

             Total Shareholders' Equity                               137,654       119,405
                                                                     --------      --------

             Total Liabilities and Shareholders' Equity              $437,573      $287,209
                                                                     ========      ========

See accompanying notes to condensed consolidated financial statements.

                        VISTANA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                                  -------------
                                                              1998                    1997
                                                       -----------             -----------
Revenues:
  Vacation Ownership Interest sales                    $    51,354             $    28,632
  Interest                                                   6,943                   4,619
  Resort                                                     5,299                   4,378
  Telecommunications                                         2,549                   1,968
  Other                                                      1,294                     115
                                                       -----------             -----------
Total Revenues                                              67,439                  39,712
                                                       -----------             -----------
Costs and operating expenses:
  Vacation Ownership Interest cost of sales                 11,942                   6,327
  Sales and marketing                                       23,430                  12,229
  Interest expense--treasury                                 2,352                   1,729
  Provision for doubtful accounts                            3,807                   1,909
  Resort                                                     4,640                   3,638
  Telecommunications                                         2,070                   1,566
  General and administrative                                 4,452                   3,227
  Depreciation and amortization                              1,775                     751
  Interest expense--other                                    1,487                     283
  Other                                                      1,965                     782
                                                       -----------             -----------
Total Costs and Operating Expenses                          57,920                  32,441
                                                       -----------             -----------
Operating income                                             9,519                   7,271
Excess value recognized                                         21                      18
Minority interest                                              797                       7
                                                       -----------             -----------
Income before income taxes                                  10,337                   7,296
Provision for income taxes                                  (3,928)                 (2,753)
                                                       -----------             -----------
    Net Income                                               6,409             $     4,543
                                                       ===========             ===========
Per Share Data:
  Basic
    Net income (loss) per share                        $      0.30             $      0.24
    Weighted average number of shares outstanding       21,147,182              18,833,750
                                                       ===========             ===========
  Diluted
    Net income (loss) per share                        $      0.30             $      0.24
    Weighted average number of shares outstanding       21,383,891              19,141,904
                                                       ===========             ===========


See accompanying notes to condensed consolidated financial statements.

                         VISTANA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                             -------------
                                                                                         1998           1997
                                                                                     -----------      -----------
Revenues:
  Vacation Ownership Interest sales                                                  $   127,485      $    68,715
  Interest                                                                                19,182           13,542
  Resort                                                                                  15,379           12,427
  Telecommunications                                                                       6,650            5,164
  Other                                                                                    3,480              361
                                                                                     -----------      -----------
Total Revenues                                                                           172,176          100,209
                                                                                     -----------      -----------

Costs and operating expenses:
  Vacation Ownership Interest cost of sales                                               28,362           15,603
  Sales and marketing                                                                     60,567           30,516
  Interest expense--treasury                                                               6,623            4,858
  Provision for doubtful accounts                                                          9,433            4,717
  Resort                                                                                  13,216           10,201
  Telecommunications                                                                       5,377            4,146
  General and administrative                                                              13,800            8,184
  Depreciation and amortization                                                            4,436            2,164
  Interest expense--other                                                                  2,302            1,355
  Other                                                                                    5,200            2,252
                                                                                     -----------      -----------
Total Costs and Operating Expenses                                                       149,316           83,996
                                                                                     -----------      -----------

Operating income                                                                          22,860           16,213
  Excess value recognized                                                                     83               55
  Minority interest                                                                        1,376               57
                                                                                     -----------      -----------

Income before income taxes and extraordinary item                                         24,319           16,325
  Provision for income taxes                                                              (9,241)          (5,555)
  Non-recurring charge associated with the change of tax status                                -          (13,201)
                                                                                     -----------      -----------

  Income (Loss) before extraordinary item                                                 15,078           (2,431)
  Extraordinary item early extinguishment of debt (net of tax)                                 -             (825)
                                                                                     -----------      -----------

            Net Income (Loss)                                                        $    15,078      $    (3,256)
                                                                                     ===========      ===========

Per Share Data:
  Basic
   Income (Loss) per share before extraordinary item                                 $      0.71      $     (0.14)
   Extraordinary item                                                                $         -      $     (0.04)
                                                                                     -----------      -----------

  Net income (loss) per share                                                        $      0.71      $     (0.18)
                                                                                     ===========      ===========

  Weighted average number of shares outstanding:                                      21,091,191       17,777,949
                                                                                     ===========      ===========

Diluted
  Income (Loss) per share before extraordinary item                                  $      0.70      $     (0.14)
  Extraordinary item                                                                 $         -      $     (0.04)
                                                                                     -----------      -----------

  Net income (loss) per share                                                        $      0.70      $     (0.18)
                                                                                     -----------      -----------
  Weighted average number of shares outstanding:                                      21,533,569       17,777,949
                                                                                     ===========      ===========

Pro Forma Share Data:
  Income before income taxes                                                                          $    16,325
  Income tax provision                                                                                    ( 6,204)
                                                                                                      -----------
  Net income                                                                                          $    10,121
                                                                                                      ===========
  Net income per share                                                                                $      0.57
                                                                                                      ===========
  Weighted average number of shares outstanding                                                        17,777,949
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

                        VISTANA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                           ------------------------------------
                                                                                             1998                       1997
                                                                                           ---------                   --------
Operating activities
Net income (loss)                                                                          $  15,078                   $ (3,256)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization expense                                                        4,436                      2,164
  Amortization of discount on customer mortgages receivable                                   (1,236)                    (2,296)
  Provision for doubtful accounts                                                              9,433                      4,717
  Minority interest                                                                           (1,376)                       (57)
  Deferred income taxes                                                                        5,470                     16,737
  Changes in operating assets and liabilities
    Other receivables, net                                                                    (2,746)                      (649)
    Vacation ownership interests                                                             (37,158)                   (14,585)
    Prepaid expenses and other assets                                                         (8,751)                    (3,637)
    Accounts payable and accrued liabilities                                                   5,946                      3,015
    Income taxes payable                                                                        (482)                        --
    Accrued compensation and benefits                                                          1,275                       (909)
    Customer deposits                                                                         16,715                      4,488
    Other liabilities                                                                          3,468                        708
                                                                                           ---------                   --------
      Net cash provided by operating activities                                            $  10,072                   $  6,440
                                                                                           ---------                   --------
Investing activities
Expenditures for land, property and equipment                                              $ (23,942)                  $ (1,870)
Business acquisition                                                                          (1,111)                   (23,885)
Origination of customer mortgages receivable                                                 (62,079)                   (25,439)
Additions to restricted cash                                                                 (18,937)                    (3,294)
Beginning cash balance of business acquisition                                                    --                        333
                                                                                           ---------                   --------
      Net cash used in investing activities                                                $(106,069)                  $(54,155)
                                                                                           ---------                   --------
Financing activities
Proceeds from notes and mortgages payable                                                  $ 262,495                   $ 81,601
Payments on notes and mortgages payable                                                     (161,399)                   (78,029)
Proceeds from public offering                                                                     --                     51,615
Payments of public offering costs                                                                 --                     (2,150)
Equity distributions/redemption                                                                   --                     (2,245)
Proceeds from option exercises                                                                   839                         --
Proceeds from employee stock purchase plan                                                       262                         --
                                                                                           ---------                   --------
      Net cash provided by financing activities                                            $ 102,197                   $ 50,792
                                                                                           ---------                   --------
      Net increase in cash and cash equivalents                                            $   6,200                   $  3,077

Cash and cash equivalents, beginning of period                                                 9,878                      6,134
                                                                                           ---------                   --------
Cash and cash equivalents, end of period                                                   $  16,078                   $  9,211
                                                                                           =========                   ========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                   $   7,370                   $  5,982
                                                                                           =========                   ========
Cash paid during the period for taxes                                                      $   4,235                   $  1,512
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

The condensed consolidated financial statements shown herein for the Company and its consolidated subsidiaries for 1997 include the operations of its predecessors in interest. The Company became the parent company for all of the operations of its predecessors in connection with its initial public offering (the "Initial Offering") completed on February 28, 1997. At September 30, 1998 and 1997, the consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and two partnerships between one or more subsidiaries and unaffiliated third party partners wherein the Company exercises operational and financial control over such partnerships. Interests of unaffiliated third parties are reflected as minority interests.

The condensed consolidated financial statements of the Company as of and for the three months and nine months ended September 30, 1998 have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1998 and the consolidated results of its operations for the three months and nine months ended September 30, 1998 and 1997. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company's Annual Report on Form 10-K and the consolidated financial statements incorporated by reference therein.

Note 2. Effect of New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which simplifies the calculation of earnings per share. Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and shared in the earnings of the Company. The Company adopted this Standard in December 1997 with prior interim periods restated as required. For the three months and the nine months ended September 30, 1998, approximately 0.2 million and 0.4 million net shares, respectively, relative to options granted were considered dilutive after giving effect for taxes and the application of the treasury stock method and were included in the respective diluted EPS calculations. An additional 0.2 million and 0.03 million net shares, respectively, were considered anti-dilutive and therefore excluded from the respective diluted EPS calculations.

In 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which addresses the reporting requirements for presenting comprehensive income in interim and annual financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Compliance with this Statement is effective for fiscal years beginning after December 31, 1997. For the three months and nine months ended September 30, 1998, the Company had no amounts considered as "other" comprehensive income in accordance with SFAS No.
130. Therefore, comprehensive income is equivalent to net income as reported on the face of the statement of income.

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

On April 3, 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 is applicable for all nongovernmental entities and requires that costs of start-up activities, including organization costs, be expensed as incurred. Except for certain specified investment companies, SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company's current accounting policy is to capitalize pre-opening costs and amortize them generally over a one-year period. The effect of initially applying the provisions of SOP 98-5 will be reported as a change in accounting principle at the beginning of the period of adoption and thereafter all such costs will be expensed as incurred. Amounts capitalized as pre-opening costs as of September 30, 1998, were approximately $0.6 million.

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

On September 16, 1997, the Company completed the acquisition of entities comprising The Success Companies, Success Developments, L.L.C. and Points of Colorado, Inc. (the "Business Acquisition"). The purchase method of accounting was followed in accounting for this transaction and, therefore, operating results of the acquired entities is included in the Company's results since the acquisition date. The goodwill associated with the Business Acquisition is being amortized on a straight-line basis over 20 years. During the nine month period ended September 30, 1998, approximately $2.1 million of non-cash additions to goodwill were recorded in connection with the issuance of contingent shares to the selling parties relative to the achievement of certain quarterly operating results.

Pro forma (unaudited) financial data presented on the face of the condensed consolidated statement of income for the nine months ended September 30, 1997 reflect the elimination of the non-recurring charge for deferred taxes pertaining to the predecessor entities relative to all years prior to 1997.

Note 4. Customer Mortgages Receivable, Net

At September 30, 1998 and December 31, 1997, customer mortgages receivable, net, consisted of:

                                                                            September 30,           December 31,
                                                                                1998                   1997
                                                                            -------------           ------------
                                                                                      (In thousands)
Customer mortgages receivable, gross                                            $227,560              $ 170,147
Less:
      Unamortized discount on repurchased customer mortgages receivable           (1,242)                (2,478)
      Unamortized excess value over consideration                                     --                    (27)
      Allowance for loss on receivables                                          (17,388)               (12,594)
                                                                                --------              ---------
Customer mortgages receivable, net                                              $208,930              $ 155,048
                                                                                ========              =========


As of September 30, 1998 and December 31, 1997, customer mortgages receivable, gross, from buyers not residing in the United States or Canada were approximately $40.4 million and $34.5 million, respectively, with buyers within no single foreign country aggregating more than 5% of gross outstanding customer mortgages receivable. Stated interest rates on customer mortgages receivable outstanding at September 30, 1998 range from 00.0% to 17.9% per annum (averaging approximately 14.46% per annum contractually). Interest is not imputed on customer mortgages receivable with less than a market interest rate because such amounts are immaterial. The activity in the customer mortgages receivable allowance for doubtful accounts is as follows:


                                                                                 Nine months ended
                                                                                   September 30,
                                                                              1998                 1997
                                                                             -------              -------
                                                                                  (In thousands)
Balance, beginning of period                                                 $12,594              $10,191
Provision for doubtful accounts                                                9,433                4,717
Allowance related to the Business Acquisition                                      -                1,076
Customer mortgages receivable charged off                                     (4,639)              (4,385)
                                                                             -------              -------
Balance, end of period                                                       $17,388              $11,599
                                                                             =======              =======

Note 5. Notes and Mortgages Payable

At September 30, 1998 and December 31, 1997 notes and mortgages payable consisted of:

                                                                           September 30,           December 31,
                                                                               1998                   1997
                                                                           -------------           -----------
                                                                                      (In thousands)
Notes payable secured by customer mortgages receivable bearing interest at rates which include fixed interest of 11.34% and 6.1%
(see Note 6), and variable rates ranging from prime plus 2% (10.25%
at September 30, 1998) LIBOR plus 2.5% (7.88% at September 30, 1998)
and LIBOR plus 1% (6.38% at September 30, 1998)                                 $115,672            $ 79,202

Notes payable and mortgage obligations secured by real estate bearing interest at variable rates which include prime plus 2%, LIBOR plus
3.25% (8.63% at September 30, 1998), LIBOR plus 2.85% (8.23% at
September 30, 1998) and fixed interest at 8.2%                                    75,033              27,527

Other notes and mortgage loans payable bearing primarily variable interest at rates which include LIBOR plus 2.25% (7.63% at September
30, 1998) and prime plus 2%                                                       19,939               2,818
                                                                                --------            --------
Total notes and mortgages payable:                                              $210,644            $109,547
                                                                                ========            ========

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

Note 6.  Receivable Securitization

On September 30, 1998, the Company completed the private placement of $66.2 million in principal amount of timeshare mortgage-backed notes (the `Notes'). The securitization was structured as two classes of fixed-rate notes, with approximately $32.0 million of 5.89% notes being rated `AAA,' and $34.2 million of 6.28% notes being rated `A,' by Duff & Phelps Credit Rating Co. ("DCR"). The Notes are secured by approximately $71.1 million in first mortgage liens on VOI's sold by Vistana subsidiaries in Florida and Colorado. Credit enhancement for `AAA' rated notes is provided by subordination of the `A' rated notes, 7% overcollaterization, a letter of credit (approximately $8.5 million at execution) from Dresdner Bank AG (rated `AA' by DCR), and a reserve account that grows from 0% to 5% of the pool balance derived from the excess interest spread earned. The `A' rated notes are credit enhanced by the overcollaterization, letter of credit, and reserve account. The weighted average cost of the Notes, including the yield on the Notes and the cost of the letter of credit, is approximately 6.30% per annum. The Notes were issued through a bankruptcy-remote Vistana subsidiary, with no recourse back to Vistana for defaults experienced on the underlying portfolio of receivables or for draws on the letter of credit. The securitization was treated as an on balance sheet financing for accounting purposes. No gain on sale will be recognized as a result of the transaction. The net proceeds of the securitization were used primarily to repay $60.2 million of outstanding debt secured by customer mortgages receivable and bearing interest at LIBOR plus 2.5% and LIBOR plus 1.0%. The buildup of the reserve account will be treated as restricted cash. The balance in the reserve account, once fully funded, and the letter of credit level (subject to certain restrictions) will decrease at a rate commensurate with the amortization of the receivable pool.

Note 7. Income Taxes

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

Note 8.  Stock Plans

The Vistana, Inc. Stock Plan (the "Stock Plan") was adopted by the Company's shareholders in December 1996, prior to the Initial Offering. As of September 30, 1998, the Stock Plan covered 2.5 million shares of Common Stock. The Stock Plan permits the Company to grant to employees, directors, officers, and consultants of the Company and its subsidiaries and affiliates: (i) incentive stock options ("ISOs"); (ii) non-qualified stock options ("NSOs"); (iii) stock appreciation rights; (iv) phantom stock awards; and (v) restricted stock. An amendment increasing the number of shares covered by the Stock Plan from 1.9 million shares to 2.5 million shares was approved by the shareholders and became effective on April 30, 1998. The Stock Plan is administered by the Compensation Committee of the Board of Directors, which also selects the individuals who receive grants under the plan. As of September 30, 1998, the only grants that had been made under the Stock Plan were NSOs.

In connection with the Initial Offering, the Principal Shareholders granted certain executive officers and other employees of and a consultant to the Company (i) immediately exercisable options to purchase an aggregate of 1.4 million shares of Common Stock at an exercise price equal to $12 per share, and
(ii) an option, which vests on February 10, 2001, to purchase an aggregate of
0.04 million shares of Common Stock at an exercise price equal to $12 per share. Subsequent to the Initial Offering, the Principal Shareholders have granted certain executive officers (i) an option, which vests over a period of four years, to purchase 0.4 million shares of Common Stock at an exercise price equal to $24.62 per share, and (ii) an option, which vests over a period of four years, to purchase an aggregate of 0.04 million shares of Common Stock at an exercise price equal to $24.25 per share. All of these options will terminate ten years after the date of grant, subject to certain exceptions. The shares covered by these options were included in shares issued and outstanding as of September 30, 1998 and December 31, 1997.

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

Note 9.  Land Acquisition

On July 30, 1998, the Company acquired approximately 45 acres of land with an option for an additional 45 acres in Orlando, Florida at a total acquisition cost of $12.7 million. The full 90 acres is zoned for up to 1,800 VOI's. The Company plans to develop the land for a successor resort to the Company's flagship property, Vistana Resort. Construction is expected to begin in the third quarter of 1999. Financing of the acquisition was provided through the Construction Facility.

Note 10.  Subsequent Event

On October 9, 1998, the Company entered into a $40 million master revolving construction credit facility (the "Master Facility"). The Master Facility provides a three-year borrowing term followed by a maximum four-year provision for repayment and bears interest at LIBOR (90 day) plus 2.65% per annum. The Master Facility matures on October 9, 2005.

Note 11.  Pro Forma Information

The following unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 1997 present the results of operations of the Company. The pro forma adjustments, as described in the related notes, are calculated as if the Initial Offering had been consummated on January 1, 1997.

                       VISTANA, INC. AND ITS SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                              PRO FORMA
                                                            ACTUAL           ADJUSTMENTS          PRO FORMA
                                                           --------          -----------         ------------
Revenue:
     Vacation Ownership Interest sales                     $ 68,715                               $    68,715
     Interest                                                13,542                                    13,542
     Resort                                                  12,427                                    12,427
     Telecommunications                                       5,164                                     5,164
     Other                                                      361                                       361
                                                           --------                               -----------
Total revenues                                              100,209                                   100,209
                                                           --------                               -----------
Costs and operating expenses:
     Vacation Ownership Interest cost
          of Sales                                           15,603                                    15,603
     Sales and marketing                                     30,516                                    30,516
     Interest expense--treasury                               4,858            $  (358)(a)              4,500
     Provision for doubtful accounts                          4,717                                     4,717
     Resort                                                  10,201                                    10,201
     Telecommunications                                       4,146                                     4,146
     General and administrative                               8,184                                     8,184
     Depreciation and amortization                            2,164                                     2,164
     Interest expense--other                                  1,355               (356)(a)                999
     Other                                                    2,252                                     2,252
                                                           --------            -------            -----------
Total costs and operating expenses                           83,996               (714)                83,282
Operating income                                             16,213                714                 16,927
     Excess value recognized                                     55                                        55
     Minority interest                                           57                                        57
                                                           --------            -------            -----------
Income (Loss) before income taxes and
  extraordinary item                                         16,325                714                 17,039
     Provision for income taxes                              (5,555)              (900)(b)             (6,455)
     Non-recurring charge associated
          with the change of tax status                     (13,201)            13,201 (c)
                                                           --------            -------            -----------
Income before extraordinary item                           $ (2,431)           $13,015            $    10,584
     Extraordinary item early
          extinguishment of debt, Net of tax                   (825)               825 (d)
                                                           --------            -------            -----------
Net (Loss) Income                                          $ (3,256)           $13,840            $    10,584
                                                           ========            =======            ===========
Pro forma earnings per share - diluted                                                            $      0.56
                                                                                                  ===========
Pro forma weighted average shares of
   common stock outstanding - diluted                                                             18,811,373
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations is derived from the condensed consolidated statements of income for the three and nine months ended September 30, 1998 and September 30, 1997 (Unaudited).


                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            ------------------    -------------------
                                                              1998      1997       1998         1997
                                                            -------    -------    -------      ------
Statement of operations:
As a percentage of total revenues:
    VOI sales                                                  76.1%      72.1%      74.1%       68.6%
    Interest                                                   10.3%      11.6%      11.1%       13.5%
    Resort                                                      7.9%      11.0%       8.9%       12.4%
    Telecommunications                                          3.8%       5.0%       3.9%        5.1%
    Other                                                       1.9%       0.3%       2.0%        0.4%
                                                            -------    -------    -------    --------
        Total Revenues                                        100.0%     100.0%     100.0%      100.0%
                                                            =======    =======    =======    ========
As a percentage of VOI Sales:
    VOI cost of sales                                          23.3%      22.1%      22.2%      22.7%
    Sales and marketing                                        45.6%      42.7%      47.5%      44.4%
    Provision for doubtful accounts                             7.4%       6.7%       7.4%       6.9%
As a percentage of interest revenues:
    Loan portfolio:
      Interest expense--treasury                               33.9%      37.4%      34.5%      35.9%
As a percentage of total revenues:
    General and administrative                                  6.6%       8.1%       8.0%       8.2%
    Depreciation and amortization                               2.6%       1.9%       2.6%       2.2%
    Interest expense--other                                     2.2%       0.7%       1.3%       1.4%
    Other                                                       2.9%       2.0%       3.0%       2.2%

    Total costs and operating expenses                         85.9%      81.7%      86.7%      83.8%
As a percentage of resort revenues:
    Resort expenses (1)                                        87.6%      83.1%      85.9%      82.1%
As a percentage of telecommunication revenues:
    Telecommunications expenses (1)                            81.2%      79.6%      80.9%      80.3%
Selected operating data:
    Number of resorts at end of period                            8          6          8          6
    Number of VOI's sold  actual (2) (4)                      5,361      3,074     13,466      7,191
    Average sales price per VOI sold  actual (2) (4)        $ 9,874    $10,020    $ 9,713    $ 9,931
    Number of VOI's sold  annualized (2) (4)                  4,350      2,629     10,987      6,167
    Average sales price per VOI  annualized (2) (4)         $12,169    $11,718    $11,905    $11,581
    Number of VOI's in inventory at period end (3)           21,289     15,570     21,289     15,570

--------
(1)  Does not include interest and depreciation expenses.
(2)  Includes sales of both annual and alternate-year VOI's.
(3)  Inventory classified as annual VOI's.
(4)  Does not reflect the effects of percentage-of-completion accounting.

RESULTS

Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997.

Revenue:

     For the three months ended September 30, 1998, the Company recognized total revenues of $67.4 million compared to $39.7 million for the three months ended September 30, 1997, an increase of $27.7 million, or 69.8%. This increase is primarily due to a $22.8 million increase in sales of VOI's from $28.6 million during 1997 to $51.4 million during 1998, an increase of 79.7%. VOI sales increased due to a 74.4% increase in the number of VOI's sold, offset slightly by a 1.5% decrease in the average sales price (both calculated utilizing actual sales of annual and alternate year VOI's and without effect for percentage-of-completion accounting). The increase in VOI's sold reflects the contribution of the Company's western operations acquired in a September 1997 transaction accounted for as a purchase, increases in VOI sales at the Company's Orlando area resorts and Myrtle Beach, and VOI sales at the World Golf Village and Scottsdale resorts which are included in revenues for the three month period in 1998, but not in the comparable period in 1997.

     For the quarters ended September 30, 1997 and 1998, respectively, interest income increased 50.0%, from $4.6 million to $6.9 million, due to a 64.5% increase in the average principal amount of customer mortgages receivable from $131.7 million to $216.6 million, and an increase in the average interest rate on customer mortgages receivable from 14.0% to 14.5%. Also included in interest income is the discount amortization on customer mortgages receivable recognized during the comparable three month periods ended September 30, 1998 and September 30, 1997 of $0.4 million and $0.8 million, respectively, relating to the repurchase of customer mortgages receivable. This discount resulted from a 1995 transaction in which the Company re-acquired customer mortgages receivable (pursuant to a related clean up call provision) which had been previously sold in 1991 as well as recognition of a discount on certain customer mortgages receivable repurchased in 1996 (pursuant to a related clean up call provision) from an investment partnership. As of September 30, 1998, $1.2 million of total unamortized discount remained and is expected to be amortized through 1999.

     Resort revenue increased 20.5%, from $4.4 million to $5.3 million, due to the increase in rooms available and occupancy levels. Telecommunication revenues (guest telephone charges relating to the existing resorts and revenues from contracting services provided to third parties) increased 25.0% from $2.0 million at September 30, 1997 to $2.5 million at September 30, 1998, due to an increase in contract revenues and higher resort occupancies.

Costs and Operating Expenses:

     Total operating costs and expenses increased $25.5 million, or 78.7% from $32.4 million in the third quarter of 1997 to $57.9 million in the comparable 1998 quarter, an increase as a percentage of total revenues from 81.7% in 1997 to 85.9% in 1998. VOI product costs, as a percentage of VOI revenues, increased from 22.1% in 1997 to 23.3% in 1998, as a result of increased sales volume at resorts with higher unit costs, offset by a broader product mix in sales and increased sales of alternate year VOI's. Sales and marketing expenses increased 91.8% from $12.2 million for the three months ended September 30, 1997 to $23.4 million during the comparable period in 1998, principally due to the 79.7% increase in related VOI sales, increased sales volume at certain of the Company's newer properties with higher sales and marketing expenses, decreased sales volume at the Hampton Vacation Resort - Oak Plantation, and increased expenses related to international sales. As a percentage of VOI revenues, sales and marketing expenses increased from 42.7% in the three months ended September 30, 1997, to 45.6% during the comparable three-month period in 1998.

     Loan portfolio expenses consisting of interest expense--treasury increased to $2.4 million in 1998 from $1.7 million in 1997, primarily as a result of increased levels of debt offset by a lower average cost of funds. Provision for doubtful accounts increased to 7.4% of VOI sales in 1998 compared to 6.7% in 1997. The Company periodically monitors its provision for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable and provides for additions to the reserve as a percentage of VOI's sold in the applicable period. Management believes that the provision is adequate for such future losses. Resort expenses, as a percentage of revenues, increased to 87.6% from 83.1% for the three months ended September 30, 1998 and 1997, respectively, as a result of increased occupancy levels at certain resorts and higher resort costs associated with the Company's new properties at Myrtle Beach and World Golf Village. Telecommunications expenses increased 2.0% as a percentage of total telecommunication revenues due to increased operating costs.

     General and administrative expenses increased from $3.2 million for the three months ended September 30, 1997 to $4.5 million for the three months ended September 30, 1998, decreasing as a percent of total revenues from 8.1% in 1997 to

6.6% in 1998. The decrease in general and administrative expenses as a percentage of total revenues is primarily the result of increased VOI sales volumes and increasing levels of other revenues. The dollar increase in general and administrative expenses primarily resulted from (1) increased revenue levels and commensurate business activities, (2) the addition of a number of senior managers and key executives in order to build the management and organizational infrastructure necessary to efficiently manage the Company's future growth, (3) the Company's expenses and reporting obligations as a public company, and (4) added salary, travel and office expenses attributable to the current and planned growth in the size of the Company. Depreciation and amortization increased as a percentage of total revenues to 2.6% for the three months ended September 30, 1998 from 1.9% in the same period in 1997 primarily due to capital additions during the current year for resort and sales facilities and information technology assets. Interest expense--other increased as a percentage of total revenues to 2.2% in 1998 from 0.7% in the same period of 1997 due to increased levels of outstanding debt associated with the acquisition of land offset by increased levels of capitalized interest.

     Operating income, including the amounts for excess value recognized and minority interest, increased 41.1% to $10.3 million, or 15.3% of total revenues, during the three months ended September 30, 1998 from $7.3 million, or 18.4% of total revenues, during the three months ended September 30, 1997.

Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997.

Revenue:

     For the nine months ended September 30, 1998, the Company recognized total revenues of $172.2 million compared to $100.2 million for the nine months ended September 30, 1997, an increase of $72.0 million, or 71.9%. This increase is primarily due to a $58.8 million increase in sales of VOI's from $68.7 million during 1997 to $127.5 million during 1998, an increase of 85.6%. VOI sales increased due to an 87.3% increase in the number of VOI's sold, offset slightly by a 2.2% decrease in the average sales price (both calculated utilizing actual sales of annual and alternate year VOI's and without effect for percentage-of-completion accounting). The increase in VOI's sold reflects the contribution of the Company's western operations acquired in a September 1997 transaction accounted for as a purchase, increases in VOI sales at the Company's Orlando area resorts and Myrtle Beach, and VOI sales at the World Golf Village and Scottsdale resorts which are included in revenues for the nine month period in 1998, but not in the comparable period in 1997.

     For the periods ended September 30, 1997 and 1998, respectively, interest income increased 42.2%, from $13.5 million to $19.2 million due to a 57.5% increase in the average principal amount of customer mortgages receivable from $127.2 million to $200.4 million, respectively, with a slight increase in the average interest rate on customer mortgages receivable from 14.0% to 14.5%. Also included in interest income is the discount amortization on customer mortgages receivable recognized during the comparable nine month periods ended September 30, 1998 and September 30, 1997 of $1.2 million and $2.3 million, respectively, relating to the repurchase of customer mortgages receivable. This discount resulted from a 1995 transaction in which the Company re-acquired customer mortgages receivable (pursuant to a related clean up call provision) which had been previously sold in 1991 as well as recognition of a discount on certain customer mortgages receivable repurchased in 1996 (pursuant to a related clean up call provision) from an investment partnership. As of September 30, 1998, $1.2 million of total unamortized discount remained and is expected to be amortized through 1999.

     Resort revenue increased 24.2%, from $12.4 million to $15.4 million, due to increased rooms available and higher occupancy levels. Telecommunication revenues (guest telephone charges relating to the existing resorts and revenues from contracting services provided to third parties) increased $1.5 million or 28.9% to $6.7 million for the nine months ended September 30, 1998 from $5.2 million for the comparable nine-month period ended in 1997 due to an increase in contract revenues and higher resort occupancies.

Costs and Operating Expenses:

     Total operating costs and expenses increased $65.3 million or 77.7% from $84.0 million in the period ending September 30, 1997 to $149.3 million in the comparable 1998 period, increasing as a percentage of total revenue from 83.8% in 1997 to 86.7% in 1998. VOI product costs, as a percentage of VOI revenues, decreased from 22.7% in 1997 to 22.2% in 1998, as a result of increased sales volumes, a broader product mix in sales and increased sales of alternate year VOI's. Sales and marketing expenses increased 98.7% from $30.5 million for the nine months ended September 30, 1997 to $60.6 million during the comparable period in 1998 principally due to the 85.6% increase in related VOI sales levels as well as operating inefficiencies and adverse effects of seasonality at the Company's Myrtle Beach resort (which opened in May 1998), start-up costs at the World Golf Village resort (which also opened in May 1998), and costs associated with the expansion of the Company's international operations. As a percentage of VOI sales, sales and marketing expenses increased from 44.4% in the period ended September 30, 1997 to 47.5% in the period ended September 30, 1998.

     Loan portfolio expenses consisting of interest expense--treasury increased to $6.6 million in 1998 from $4.9 million in 1997 primarily as a result of increased levels of debt offset by a lower average cost of funds. Provision for doubtful accounts increased to 7.4% of VOI revenues in 1998 compared to 6.9% in 1997. The Company periodically monitors its provision for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable and provides for additions to the reserve as a percentage of VOI's sold in the applicable period. Management believes that the provision is adequate for such future losses. Resort and telecommunication expenses increased at a rate commensurate with that of related revenues.

     General and administrative expenses increased from $8.2 million for the nine months ended September 30, 1997 to $13.8 million for the nine months ended September 30, 1998, decreasing as a percentage of total revenues from 8.2% in 1997 to 8.0% in 1998. The decrease in general and administrative expenses as a percentage of total revenues is primarily the result of increased VOI sales volume and increasing levels of other revenue. Depreciation and amortization increased as a percentage of total revenues to 2.6% for the nine months ended September 30, 1998, compared to 2.2% in the same period in 1997, primarily due to capital additions during the current year for resort and sales facilities and information technology assets. Interest expense--other decreased slightly as a percentage of total revenue from 1.4% in 1997 to 1.3% in the same period of 1998 due to lower levels of outstanding debt and increased levels of capitalized interest.

     Operating income, including the amounts for excess value recognized and minority interest, increased 49.1% to $24.3 million, or 14.1% of total revenues, during the nine months ended September 30, 1998 from $16.3 million, or 16.3% of total revenues, during the nine months ended September 30, 1997.

Extraordinary Item:

     During the nine months ended September 30, 1997, the Company repaid $39.7 million of debt, related interest and prepayment penalties. The Company recorded an expense relating to the write-off of previously capitalized fees and prepayment penalties of $0.8 million, net of related tax benefits of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash from operations from the sales and financing of VOI's, resort operations, management activities and telecommunication services. With respect to the sale of VOI's, the Company generates cash for operations from (i) customer down payments and (ii) third party financing of customer mortgages receivable in amounts typically equal to 90% of the related customer mortgage receivable. The Company generates additional cash from the financing of VOI's equal to the difference between the interest charged on the customer mortgages receivable (which averaged a stated contractual rate of 14.5% for the quarter ended September 30, 1998) and the interest paid on the notes payable secured by the Company's pledge of such customer mortgages receivable (which averaged 8.3% for the quarter ended September 30, 1998). Cash provided by operations for the nine months ended September 30, 1998 and 1997 increased from $6.4 million to $10.1 million, respectively, primarily due to the net income generated in 1998 as compared with a net loss incurred in the same period in 1997.

     Net cash used in investing activities for the nine months ended September 30, 1998 and 1997 was $106.1 million and $54.2 million, respectively, principally due to increased sales of VOI's and the related increase in origination of customer mortgages receivable and restricted cash levels associated with the escrow of customer deposits, as well as expenditures for land, property and equipment.

     Net cash provided by financing activities was $102.2 million during the nine-month period ended September 30, 1998 versus net cash provided in 1997 of $50.8 million. Net cash provided in the nine month period in 1998 was the result of net borrowings primarily from the financing of customer mortgages receivable and the financing of construction activities and land acquisitions. The increase in 1998 reflects the securitization transaction (see Note 6), the increase in overall customer mortgages receivable levels and associated borrowings, significant increases in construction activities and the acquisition of land. Net cash provided in the comparable period of 1997 was primarily due to the Company's issuance in the first quarter of 1997 of 4.6 million shares of common stock in the Initial Offering resulting in approximately $49.5 million of net proceeds. The net proceeds of the Initial Offering were used by the Company to repay $38.9 million of outstanding debt.

     The Company requires funds to finance the acquisition and development of vacation ownership resorts and related inventory, to finance customer purchases of VOI's and to fund working capital. Historically, these funds have been principally provided by indebtedness secured by a portion of the Company's inventory of unsold VOI's, customer mortgages receivable and other assets. As of September 30, 1998, the Company had $75.0 million outstanding under its notes payable secured by its land and VOI inventory, $115.7 million outstanding under its notes payable secured by customer mortgages receivable and $19.9 million of other secured and unsecured notes payable. As of September 30, 1998, the Company's scheduled principal payments on its long-term indebtedness through 2002 (excluding payments on credit facilities secured primarily by customer mortgages receivable but including release payments anticipated to be due on the closing of VOI sales in the relevant period) were $12.5 million in 1998 (remaining three months), $21.1 million in 1999, $30.4 million in 2000, $18.1 million in 2001 and $12.9 million in 2002 and thereafter.

     The Company's credit facilities as of September 30, 1998 (the "Credit Facilities") provide for term loans, of which $101.2 million were outstanding as of September 30, 1998, and revolving lines of credit, under which the Company had borrowings of $109.4 million as of September 30, 1998 against total available capacity under the revolving lines of credit (assuming the availability of sufficient receivables) at that date of $241.4 million. Included in the balance of revolving credit borrowings is the outstanding balance on a $20 million unsecured line of credit which has a remaining capacity of $3 million as of September 30, 1998. As of September 30, 1998, the Company's term loans accrued interest at various rates between 6.1% and 11.3%, and the Company's revolving lines of credit accrued interest at rates between 6.4% and 10.25%. Approximately $143.8 million of the Company's indebtedness bears interest at variable rates based on fixed spreads over a specified reference rate. The Company's indebtedness under the Credit Facilities is secured by pledges of the Company's receivables (primarily its customer mortgages receivable), and mortgages on certain of the Company's unsold inventory of VOI's and other owned real and personal property. The terms of certain of the Credit Facilities impose certain operating and financial restrictions upon the Company, including, without limitation, (1) maintenance of a minimum tangible net worth by the Company and certain of its operating subsidiaries; (2) maintenance of certain financial ratios, including the ratio of selling expenses to net VOI sales; (3) limitations on cash distributions by certain of the Company's operating subsidiaries to the amount of the subsidiary's net income or net cash flow (subject to certain exceptions for tax and other permitted distributions); and (4) subordination of certain intercompany obligations. The Company's credit facilities are generally established for fixed terms and are also subject to early termination under certain events. Because most of the Company's indebtedness bears interest at variable rates and the Company's customer mortgages receivable earn interest at fixed rates, the Company bears the risk of increases in interest rates with respect to its indebtedness.

     The Company intends to pursue a growth-oriented strategy; accordingly, the Company may, from time to time acquire, among other things, additional vacation ownership resorts and additional land upon which vacation ownership resorts may be developed and companies operating resorts or having vacation ownership assets, management, sales or marketing expertise commensurate with the Company's operations in the vacation ownership industry. The Company is also currently considering the acquisition of several land parcels for development of additional VOI inventory. The Company from time to time evaluates additional acquisitions of operating companies and related assets, but presently has no contracts or capital commitments relating to any such potential acquisitions.

     In the future, the Company may negotiate additional or renewed credit facilities, issue debt, or execute additional securitizations of its customer mortgages receivable. Any debt incurred or issued by the Company may be secured or unsecured, bear interest at fixed or variable rates, and be subject to terms and conditions approved by management. The Company has historically enjoyed good credit relationships and has been successful in establishing new relationships and expanding existing credit facilities as its growth and opportunities have necessitated. Management believes the Company will continue to be able to borrow in this manner. However, adverse conditions in the capital or other financial markets could temporarily curtail or increase the cost of the Company's access to debt.

     The Company believes that the cash generated from operations and future borrowings, including possible securitizations of customer mortgages receivable, will be sufficient to meet the Company's working capital and capital expenditure needs for its current operations for the next 12 months. However, depending upon the Company's growth opportunities, the conditions in the capital and other financial markets, and other factors, the Company from time to time may also consider the issuance of debt, equity or other securities, the proceeds of which may be used to finance acquisitions, to refinance debt or for general corporate purposes.

     During future periods, continued access to external funding will be necessary for the Company to acquire, develop, and sell additional VOI inventory and to finance customer purchases of its VOI's and may be necessary to provide or supplement general working capital. If the Company were unable to obtain credit facilities or debt or equity financing in amounts, and on terms and conditions, satisfactory for such purposes, such event would have a material adverse effect on the Company's business and results of operations.

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

Seasonality

     The Company's revenues are moderately seasonal. Owner and guest activity at the Company's resorts in the eastern United States are currently the greatest from February through April and September through August. Owner and guest activity at the Company's resorts in the western United States are currently the greatest from September 15 to Labor Day and Christmas to Easter. As a result of this seasonality, the Company currently anticipates its weakest operating results during the first quarter, and its strongest operating results during the third quarter, of each calendar year. However, as the Company opens new resorts and expands into new markets and geographic locations, it may experience increased or different seasonality dynamics creating fluctuations in operating results that are different from those experienced in the past.

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

FORWARD-LOOKING INFORMATION

     Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the Company's prospective business opportunities, financial performance and expansion plans are forward-looking statements that involve substantial risks and uncertainties. Such forward-looking statements include, without limitation, (i) the plan to develop and sell VOI's at additional resorts, (ii) the intention to acquire additional land for the expansion of existing resorts and for the development of future resorts,
(iii) the anticipation of when construction will commence for existing and future vacation resorts, and (iv) statements relating to the Company or its operations that are preceded by terms such as "anticipates," "believes," "intends," "expects," and similar expressions. In accordance with the Private Securities Litigation Reform Act of 1995, the following are important risk factors that could cause the Company's actual results, performance, or achievements to differ materially from those implied by such forward-looking statements: (i) the Company lacks experience in certain of the markets where it has purchased land and is developing vacation ownership resorts, (ii) the Company is subject to significant and increasing competition from other entities in the leisure and vacation industry, (iii) the construction and development of vacation ownership resorts and the commencement and implementation of sales and marketing programs are subject to extensive regulatory requirements which could cause unanticipated expenses, delays and changes; (iv) the Company's success depends to a significant extent on its ability to hire, train, and retain qualified employees, (v) the Company's ability to acquire, develop and sell VOI inventory and finance customer purchases of its VOI's requires access to external funding on satisfactory terms, the availability and pricing of which is dependent upon a number of factors, including general conditions in the economy, the credit markets and the vacation ownership industry, the performance of the customer mortgages receivable originated by the Company, and the Company's financial condition and results of operations, and (vi) the Company's indebtedness and related service obligations may increase its vulnerability to adverse economic conditions.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

               Exhibit 10.3-A: Resignation Agreement dated as of September 30,
                               1998 between Vistana, Inc. and Matthew E. Avril.

               Exhibit 10.3-B: Consulting Agreement dated as of September 30,
                               1998 between Vistana, Inc. and Matthew E. Avril.

               Exhibit 10.23: Revolving Credit Facility Agreement dated as of July 9, 1998 between FINOVA Capital Corporation and Vistana, Inc.

               Exhibit 10.24: Indenture dated as of July 31, 1998 between Vistana 1998-A Timeshare Mortgage Corp. and Norwest Bank Minnesota, National Association.

               Exhibit 10.25: Servicing Agreement dated as of July 31, 1998 between Vistana 1998-A Timeshare Mortgage Corp. and VCH Portfolio Services, Inc.

               Exhibit 27:     Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                    VISTANA, INC.
                                     (Registrant)


Date:  November 16, 1998            By: /S/ RAYMOND L. GELLEIN, JR.
       -----------------                -----------------------------------
                                            Raymond L. Gellein, Jr.
                                            Chairman and Co-Chief Executive
                                            Officer



                                    By: /S/ CHARLES E. HARRIS
                                        ----------------------------------
                                            Charles E. Harris
                                            Vice Chairman and Chief
                                            Financial Officer



                                    By: /S/ MARK E. PATTEN
                                        ----------------------------------
                                            Mark E. Patten
                                            Vice President and Chief
                                            Accounting Officer