Form 10-K405
period 1998-12-31
VISTANA INC
filed 1999-03-23
CIK 1029753

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
     (MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ________________

                        Commission file number 0-29114

                                 Vistana, Inc.
                                 -------------
            (Exact name of registrant as specified in its charter)

          Florida                                          59-3415620
          -------------                               ---------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

           8801 Vistana Centre Drive, Orlando, Florida         32821
           -------------------------------------------      --------
           (Address of principal executive offices)       (Zip Code)

                                (407) 239-3000
                                --------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X       No _______
                                                -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 5, 1999, there were 21,224,172 shares of the registrant's common stock outstanding. The aggregate market value of the registrant's voting stock that was held by non-affiliates on such date was $128,810,358 based on the closing sale price of the registrant's common stock on March 5, 1999 as reported on the Nasdaq National Market.

                      Documents Incorporated by Reference:

     Portions of Vistana, Inc.'s 1998 Annual Report to Shareholders and definitive proxy statement for its annual meeting of shareholders to be held on April 28, 1999 are incorporated by reference into Parts II and III of this Form 10-K, as indicated.

                                     PART I

     Except where otherwise indicated, the information contained in this Annual Report on Form 10-K ("Annual Report") assumes Vacation Ownership Interests ("VOI's") (as defined herein) are presented on an annual, as opposed to an alternate-year, basis. See "Item 1. Business-Company Resorts." Unless the context otherwise requires, the "Company" means Vistana, Inc., its consolidated subsidiaries, its corporate and partnership predecessors, partnerships in which the Company owns a controlling interest and, following September 16, 1997, Success and Points (as defined herein). Unless otherwise indicated, all vacation ownership industry data contained herein is derived from information prepared by the American Resort Development Association ("ARDA"), the industry's principal trade association.

     Vistana(R) and Vistana Resort(R) are trademarks of Vistana, Inc. or its affiliates. Embassy Vacation Resort(R), Hampton Vacation Resort(R) and Homewood Vacation Resort/SM/ are trademarks and service marks of Promus Hotel Corporation, its subsidiaries and affiliates. PGA(R), PGA Golf Club/TM/ and PGA Village/TM/ are trademarks of The Professional Golfers' Association of America. World Golf Village/(R)/ is a trademark of World Golf Foundation, Inc. Atlantis(R) is a service mark for lodging accommodation services of Sun International Representation, Inc.

     This Annual Report, including all information incorporated by reference herein, contains "forward-looking statements" within the meaning of the federal securities laws, relating to, among other things, the Company's future prospects and financial performance, expansion plans, business strategies and their intended results. Individuals considering an investment in the Company are cautioned that such statements are predictions only and that actual events or results may differ materially. Such statements are subject to numerous risks and uncertainties, including the effects of economic conditions, interest rates, consumer demand, payment and default risks on customer mortgages receivable, competitive conditions, the impact of government regulations and approval requirements, the availability and cost of capital to finance future growth, the ability to acquire, develop and sell vacation ownership inventory cost-effectively, the availability of qualified personnel, the ability to transfer the experience and historical operating results of the Company's mature resorts to its new properties, the ability to avoid disruption from year 2000 technology problems, the satisfactory completion of proposed joint venture, licensing, financing and other agreements, the satisfaction of various conditions and compliance with various covenants contained in the Company's existing agreements, and other risks described elsewhere in this Annual Report. Such risks could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report.

Item 1.  Business.

General

     Founded in 1980, the Company is a leading developer and operator of high quality timeshare resorts in the United States. The Company's principal operations consist of acquiring, developing and operating vacation ownership resorts, marketing and selling VOI's in its resorts (which typically entitle the buyer to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate-year basis), and providing financing to customers who purchase VOI's at its resorts. The Company also furnishes management, operations, maintenance, and telecommunications services at its resorts and provides limited telecommunications contracting services to other customers.

     At December 31, 1998, the Company operated eight vacation ownership resorts, with four in active sales. Four of these resorts are in Florida (Vistana Resort in Orlando, Hampton Vacation Resort-Oak Plantation in Kissimmee, Vistana's Beach Club on Hutchinson Island, and Vistana Resort at World Golf Village in St. Augustine), two in Colorado (Eagle Point in Vail and Falcon Point in Avon), one in South Carolina (Embassy Vacation Resort at Myrtle Beach) and one in Arizona (Villas of Cave Creek located north of Scottsdale). Available inventory at four of these eight resorts (Vistana's Beach Club, Eagle Point, Falcon Point and Villas of Cave Creek) is primarily limited to VOI's that the Company has reacquired in connection with owner upgrades and defaults under customer mortgages. At December 31, 1998, the Company had two new resorts under development where VOI's were being sold on a pre-opening basis. These resorts are Lakeside Terrace in Avon, Colorado (which opened in the first quarter 1999) and Embassy Vacation Resort in Scottsdale, Arizona (which is scheduled to open in late March 1999). In addition, the Company acts as exclusive sales and marketing agent for The Christie Lodge, a large vacation ownership resort in Avon, Colorado. The Company is also planning three new resorts: PGA Vacation Resort by Vistana at PGA Village in Port St. Lucie, Florida; Harborside at Atlantis on Paradise Island in The Bahamas (which will be developed in a joint venture with a subsidiary of Sun International Hotels Limited ("Sun")); and a large successor property to the Company's flagship Vistana Resort in Orlando. See "Company-Resorts."

     During its 18-year history, the Company has sold in excess of $820 million of VOI's and has developed an ownership base of over 79,000 VOI owners residing in more than 100 countries. The Company was the first to open a vacation ownership resort in the Orlando, Florida market, which has become one of the largest vacation ownership resort markets in the world in terms of VOI's sold.

     Since completing its initial public offering in March 1997, the Company has been using four business strategies to achieve growth: (i) continuing sales of VOI's at the Company's existing resorts; (ii) developing and selling additional vacation ownership resorts; (iii) pursuing selected acquisitions; and (iv) improving margins, principally by reducing the cost of the Company's financing. There is no assurance that these strategies will be successful during future periods.

  The Company's ability to develop and sell additional vacation ownership resorts will depend on a number of factors, including (i) the availability of attractive resort development opportunities; (ii) the Company's ability to acquire unimproved or improved real estate for such opportunities on economically feasible terms; (iii) the Company's ability to obtain the capital necessary to finance the acquisition, construction, development, conversion and expansion of vacation ownership resorts, as well as to cover any necessary sales, marketing and resort operation expenditures; (iv) the Company's ability to market and sell VOI's at newly-developed vacation ownership resorts in accordance with budgeted parameters; and (v) the Company's ability to manage newly-developed vacation ownership resorts cost-effectively and in a manner which results in significant customer satisfaction. There can be no assurance that the Company will be successful with respect to any or all of these factors.

Company Resorts

     The following table sets forth certain information as of December 31, 1998 and for the year then ended regarding each of the Company's existing vacation ownership resorts, resorts under construction and planned resorts, including location, the year sales of VOI's commenced (or are expected to commence), the number of existing and total planned units, the number of VOI's sold at each existing resort since its development by the Company and the number of VOI's sold during the year ended December 31, 1998, the average sales price of VOI's sold during the year ended December 31, 1998 and the number of VOI's available for sale at December 31, 1998 and after giving effect to planned expansion. The exact number of units ultimately constructed and VOI's available for sale at each resort may differ from the following planned estimates based on, among other things, future land use, project development, site layout considerations and customer demand. The number of VOI's available for sale will also vary depending upon whether certain two-bedroom lockoff units are sold as a single unit (as assumed in the following table) or as two one-bedroom units. In addition, the Company's construction and development of new vacation ownership resorts or additional units at its existing resorts (and its sales of the related VOI's) is dependent upon general economic conditions and other factors and may also be subject to delay as a result of certain circumstances, some of which are not within the Company's control.

                                                                                                              Unsold
                                                                                  VOI's                    VOI's at Unsold
                                                              Units at Resort     Sold(a)                     Resorts(a)
                                                              ---------------- --------------           --------------------
                                                   Year Sales                                 Average
                                                   Commenced/                                  Sales
     Vacation Ownership                           Expected to           Total                 Price in   Current    Planned
           Resorts                 Location       Commence(b) Current  Planned Total    1998   1998(a)  Inventory  Expansion
----------------------------- ------------------ ------------ -------  ------- ------  ------ --------- ---------  ---------
Existing Resorts:
Vistana Resort (c)            Orlando, Florida          1980    1,326    1,539 71,341   8,865  $10,396      4,087     10,655
Vistana's Beach               Hutchinson Island,
   Club (d) (e)                Florida                  1989       76       76  3,965      33  $ 9,969        159          0
Hampton Vacation
   Resort-Oak
   Plantation (f)             Kissimmee, Florida        1996      242      242  3,757   2,324  $ 7,469      9,386          0
Eagle Point Resort (d) (g)    Vail, Colorado            1987       54       54  3,664      95  $ 9,537         17          0
Falcon Point Resort (d) (h)   Avon, Colorado            1986       58       58  4,574   1,176  $ 9,024        472          0
Villas of Cave Creek (d) (i)  Cave Creek,
                               Arizona                  1996       25       25    950     452  $10,040        181          0
Embassy Vacation              Myrtle Beach,
   Resort at Myrtle Beach (j)  South Carolina           1997       88      550  2,477   1,980  $ 9,146      2,317     23,562
Vistana Resort at World       St. Augustine,
   Golf Village (k)            Florida                  1998      102      408    548     548  $11,518      4,715     15,606

Resorts Under
   Development:
Embassy Vacation Resort       Scottsdale,
    at Scottsdale (l)          Arizona                  1998       --      150  2,218   2,218  $ 9,213         --      6,606
Lakeside Terrace (m)          Avon, Colorado            1998       --       24    446     446  $12,483         --        920

Planned Resorts:
PGA Vacation Resort by        Port St. Lucie,
   Vistana (n)                 Florida                  1999       --      306     --      --       --         --     15,606
Harborside at Atlantis (o)    Paradise Island,
                               The Bahamas              1999       --      375     --      --       --         --     19,125
Vistana II (p)                Orlando, Florida          1999       --    1,400     --      --       --         --     71,400
                                                             --------------------------------           --------------------
                                                        TOTAL   1,971    5,207 93,940  18,137              21,334    163,480
                                                             ================================           ====================

------------
(a) The Company sells both annual VOI's (entitling the owner to the use of a unit for a one-week period on an annual basis) and alternate-year VOI's (entitling the owner to the use of a unit for a one-week period on an alternate-year basis) with respect to 51 weeks per unit per year (with one week reserved for maintenance of the unit) or 52 weeks per unit per year (with maintenance scheduled as occupancy permits), depending upon the resort. Accordingly, the Company is generally able to sell 51 or 52 annual VOI's or 102 or 104 alternate-year VOI's per unit. For purposes of calculating the number of VOI's Sold and Average Sales Price in 1998, data with respect to VOI's reflects VOI's sold regardless of classification as an annual or alternate-year VOI. If these figures were adjusted on an annualized basis, the number of VOI's sold would be decreased and the Average Sales Price would be increased. VOI's Sold includes pre-opening sales for which the revenue is recognized using the percentage of completion method. For purposes of calculating Unsold VOI's at Resorts, both the Current Inventory and Planned Expansion numbers are based on sales of VOI's on an annual basis only and assume the sale of 51 weeks per unit per year and the sale of two-bedroom lockoff units as a single unit. To the extent that alternate-year VOI's or 52 weeks per unit per year are sold, the actual number of Unsold VOI's at Resorts would be increased.
(b) Dates listed represent the dates the Company began recording (or expects to begin recording) sales, including pre-opening sales, of VOI's for financial reporting purposes.
(c) At December 31, 1998, Vistana Resort consisted of eight development phases, seven of which had been completed and one of which was in development. The number of units at Vistana Resort at December 31, 1998 included (i) 1,326 existing units and (ii) 213 additional planned units (representing an estimated 10,863 annual VOI's, or 10,655 net of VOI's sold as of December 31, 1998). Construction of 110 of the additional units (representing 5,610 VOI's) was underway at that date. VOI's Sold includes pre-opening sales for certain of the units under construction. The Company constructs additional units at various times depending upon general market conditions and other factors. Accordingly, construction of the remaining 103 additional units will be commenced from time to time as demand and other conditions merit. Figures with respect to this resort assume that all units to be constructed will consist of one- and two-bedroom units; however, the actual number of additional VOI's resulting from planned construction could vary depending upon the configuration of these units.
(d) Inventory at this resort is primarily limited to VOI's that the Company has reacquired in connection with owner upgrades and defaults under customer mortgages.
(e) Vistana's Beach Club consists of two buildings containing a total of 76 existing units, which represent 3,876 VOI's.
(f) Hampton Vacation Resort-Oak Plantation consists of 242 existing units, representing 12,342 annual VOI's. Prior to its acquisition by the Company in June 1996, this property was operated by a third party as a rental apartment complex. The Company commenced conversion of the property into a vacation ownership resort in July 1996. As of December 31, 1998, the conversion of 236 units (representing 12,036 annual VOI's) had been completed. The Company intends to convert the remaining 6 units at various times depending upon general market conditions and other factors. The Company currently has no plans to build any additional units at this resort. Hampton Vacation Resort-Oak Plantation is operated as a Hampton Vacation Resort franchise. The Company owns a 67% controlling interest in the limited partnership that operates the resort.
(g) Eagle Point Resort consists of 54 existing units, representing 2,808 VOI's. This resort was acquired by the Company in September 1997. See "Business-Acquisition of Success and Points."
(h) Falcon Point Resort consists of 58 existing units, representing 3,016 VOI's. This resort was acquired by the Company in September 1997. See "Business-Acquisition of Success and Points."
(i) Villas of Cave Creek consists of 25 existing units, representing 1,300 VOI's. This resort was acquired by the Company in September 1997. See "Business-Acquisition of Success and Points."
(j) Embassy Vacation Resort at Myrtle Beach consists of 88 units, representing an estimated 4,488 annual VOI's. The Company commenced construction of the 28-unit second phase of this resort, representing 1,428 annual VOI's, during the fourth quarter of 1998. The Company also has an option until December 31, 2003 to acquire up to 24 additional acres of contiguous property for phased expansion of this resort, with a total of 550 units, or 28,050 annual VOI's, planned at build-out in future years. Because the Company constructs additional units at its resorts based on general market conditions and other factors, construction of the remaining 434 units at this resort (assuming acquisition of the remaining 24 acres) will be commenced from time to time as demand and other conditions merit. Myrtle Beach is operated as an Embassy Vacation Resort franchise.
(k) Vistana Resort at World Golf Village consists of 102 units, representing an estimated 5,202 annual VOI's with a total of 408 units, or 20,808 annual VOI's, being planned through build-out, over future years. Because the Company constructs additional units at its resorts based on general market conditions and other factors, construction of the remaining 306 units at this resort will be commenced from time to time as demand and other conditions merit. The Company owns a 37.5% controlling interest in the limited partnership that owns Vistana Resort at World Golf Village.
(l) Embassy Vacation Resort at Scottsdale is expected to consist of 150 units, representing an estimated 7,800 annual VOI's, or 6,606 net of VOI's sold as of December 31, 1998. The Company commenced construction of the 72-unit first phase of this resort (representing 3,744 annual VOI's) during the second quarter of 1998. The first buildings in this phase are scheduled to open in March 1999. VOI's sold at this resort consist of pre-opening sales. Because the Company constructs additional units at its resorts based on general market conditions and other factors, construction of the remaining 78 units at this resort will be commenced from time to time as demand and other conditions merit. The Scottsdale property is expected to be operated as an Embassy Vacation Resort franchise.
(m) Lakeside Terrace consists of 24 units, representing an estimated 1,248 annual VOI's, or 920 net of VOI's sold as of December 31, 1998, located on property adjacent to the Company's Falcon Point Resort. The resort opened during the first quarter of 1999. VOI's sold at this resort consist of pre-opening sales.
(n) PGA Vacation Resort by Vistana is expected to consist of an estimated 306 units, representing an estimated 15,606 annual VOI's, and will be constructed by the Company on 25 acres of land which the Company acquired in September 1997. The Company anticipates that it will commence construction of the 30-unit first phase of this resort (representing 1,530 annual VOI's) during the second quarter of 1999. Because the Company constructs additional units at its resorts based on general market conditions and other factors, construction of the remaining 276 units at this resort will be commenced from time to time as demand and other conditions merit.
(o) Harborside at Atlantis is expected to consist of an estimated 375 units, representing 19,125 VOI's. The Company expects to commence construction of 82-units of the first phase of this resort (representing 4,182 annual VOI's) during mid-1999. The Company intends to commence construction of the remaining additional units from time to time as demand and other conditions merit. The proposed resort is being developed as a joint venture between subsidiaries of the Company and Sun. The Company expects to have a 50% ownership interest in the resort.
(p) Vistana II is expected to consist of an estimated 1,400 units, representing 71,400 VOI's. The Company expects to commence construction on the first phase of this resort during mid-1999. The Company intends to commence construction on the remaining phases from time to time as demand and other conditions merit. This resort, which has not yet been named, is being developed as a successor to the Company's Vistana Resort.

     Pricing of VOI's. The following table sets forth the current range of selling prices of annual and alternate-year VOI's at each of the Company's resorts:


                                                                              Selling Prices(a)
                                                          ---------------------------------------------------------
                                                                Annual Vacation           Alternate-year Vacation
Resort                                                        Ownership Interests           Ownership Interests
-------------------------------------------------------   ---------------------------   ---------------------------
Vistana Resort(b)......................................        $  7,950  -  $  19,000        $  4,770  -  $  11,500
Vistana's Beach Club(c)................................        $  8,995  -  $   9,950                 N/A
Hampton Vacation Resort-Oak Plantation(d)..............        $  7,050  -  $  10,750        $  4,350  -  $   6,550
Eagle Point Resort(d)..................................        $  7,995  -  $  12,995        $  5,995  -  $   7,495
Falcon Point Resort(b).................................        $  8,995  -  $  17,995        $  6,495  -  $   9,995
Villas of Cave Creek(c)................................        $ 13,495  -  $  13,495        $  9,495  -  $   9,495
Embassy Vacation Resort at Myrtle Beach(b).............        $  4,500  -  $  17,500        $  2,800  -  $  10,600
Vistana Resort at World Golf Village(b)................        $  8,200  -  $  19,000        $  5,100  -  $  11,500
Lakeside Terrace (c)...................................        $ 12,995  -  $  34,995        $  8,495  -  $  20,495
Embassy Vacation Resort at Scottsdale(c)(e)............        $  9,495  -  $  16,995        $  6,495  -  $  10,995
PGA Vacation Resort by Vistana.........................              Not determined                Not determined
Harborside at Atlantis.................................              Not determined                Not determined
Vistana II.............................................              Not determined                Not determined


-------------
(a) Selling prices vary depending upon the specific calendar week or season to which a VOI relates and unit-specific factors.
(b) Includes one-, two- and two-bedroom lockoff unit VOI's.
(c) Includes two-bedroom unit VOI's only.
(d) Includes one- and two-bedroom unit VOI's.
(e) Selling prices listed reflect pre-opening prices.

     Vistana Resort (Orlando, Florida). Vistana Resort, the Company's flagship vacation ownership property, is an award-winning destination resort located less than one mile from the Walt Disney World Resort(R) complex. Vistana Resort opened as the first vacation ownership resort in Orlando in 1980 with an initial phase containing 98 units on a 25-acre parcel. At December 31, 1998, the resort had 1,326 units (with 1,539 units planned at build-out) in eight villages. The resort has received the Gold Crown designation since the inception of the designation by Resort Condominiums International ("RCI").

     The gated-access resort consists of a 135-acre complex that features tropical landscaping, lakes, waterfalls, fountains, walking paths, scenic bridges and gazebos. The resort's athletic facilities include 7 recreation centers, 13 lighted tennis courts, a tennis pro shop, 7 outdoor temperature-controlled swimming pools, 7 outdoor whirlpools, 5 children's pools, an 18-hole miniature golf course, lighted basketball courts, sand volleyball pits, shuffleboard courts and other recreational amenities. Other guest-oriented amenities at Vistana Resort include three restaurants and a general store containing a Pizza Hut(R) facility. The units at Vistana Resort sleep from four to eight people (depending upon floorplan) and include amenities such as a fully-equipped kitchen, washer/dryer, three color televisions with cable service, a videocassette player, and an outdoor terrace or balcony. Most units have master bathrooms that include a whirlpool tub or feature screened terraces or balconies with water views. Later phases include units with an optional two-bedroom lockoff floor plan, a feature that allows the unit to be divided into two separate one-bedroom units or a studio and a one-bedroom unit, depending upon floor plan. Owners of the lockoff units have increased flexibility regarding the use of their VOI including splitting the unit and using each portion for separate one-week vacations.

     Vistana's Beach Club (Hutchinson Island, Florida). Vistana's Beach Club on Hutchinson Island is located on Florida's Treasure Coast, approximately 40 miles north of West Palm Beach and approximately a two hour drive from Orlando. Located on a 3.5-acre oceanfront parcel, Vistana's Beach Club was purchased by the Company in January 1989. The resort consists of a nine-story building containing 48 units and an eight-story building containing 28 units. The resort has numerous recreational amenities, including a freshwater swimming pool, outdoor whirlpool, children's pool, elevated sun deck and access to two tennis courts. Vistana's Beach Club contains 76 fully-equipped two-bedroom, two-bathroom oceanfront units, each of which includes a terrace with a view of the Atlantic Ocean. The units sleep up to six people (depending upon floorplan) and include amenities such as a fully-equipped kitchen, washer/dryer, color televisions with cable service and a videocassette player. The resort has received RCI's Gold Crown designation. Sales at this resort consist primarily of previously-sold VOI's that the Company has reacquired in connection with owner upgrades and defaults under customer mortgages.

     Hampton Vacation Resort-Oak Plantation (Kissimmee, Florida). Hampton Vacation Resort-Oak Plantation is a 242-unit property located in Kissimmee, Florida, approximately ten miles from Walt Disney World Resort. The resort was developed from a multi-family rental apartment complex purchased in 1996. Sales of the first phase containing 32 units commenced in October 1996. The gated-access 16-acre resort contains one- and two-bedroom units, each of which offers a fully-equipped kitchen. The landscaped resort includes a scenic lake with a lighted fountain, swimming pools and other recreational amenities. The resort has received the Gold Crown designation from RCI. The property is operated as a Hampton Vacation Resort franchise. The Company holds a 67% controlling ownership interest in the limited partnership that operates the resort. See "Promus Relationship."

     Eagle Point Resort (Vail, Colorado). Eagle Point Resort is a 54-unit, courtyard resort which is bordered by Gore Creek in Vail, Colorado. Amenities include a heated swimming pool, indoor and outdoor hot tubs, a sauna and a coin-operated laundry. Additionally, Eagle Point Resort offers a complimentary shuttle service to the Lionshead Gondola at Vail during the ski season. Eagle Point has one- and two-bedroom units, each of which includes a fully-equipped kitchen. The Company acquired the remaining inventory in the resort in September 1997. See "Business-Acquisition of Success and Points." Eagle Point participates in the II exchange network but does not carry a rating by Interval International ("II"), a resort exchange network, or RCI. Sales at this resort consist primarily of previously-sold VOI's that the Company has reacquired in connection with owner upgrades and defaults under customer mortgages.

     Falcon Point Resort (Avon, Colorado). Falcon Point is a 58-unit condominium resort located in Avon, Colorado at the foot of Beaver Creek Ski Area in Vail Valley. The Company acquired the remaining inventory in the resort in September 1997. See "Business-Acquisition of Success and Points." Amenities include a clubhouse, a heated swimming pool, indoor and outdoor hot tubs, sauna, ski lockers and a coin operated laundry. This resort contains studio, as well as one- and two-bedroom units. All Falcon Point units, except studios, contain a fully-equipped kitchen. The resort has received a Five Star rating from II. Sales at this resort consist primarily of previously-sold VOI's that the Company has reacquired in connection with owner upgrades and defaults under customer mortgages.

     Villas of Cave Creek (Cave Creek, Arizona). The Villas of Cave Creek is comprised of 25, two-story villas located at the base of Black Mountain in the Sonoran Desert foothills, just north of Scottsdale. Amenities include two swimming pools, a clubhouse, an exercise room, a lawn game area and a playground. All of the villas have a master suite, fully-equipped kitchen, dining room, living room, a second bedroom and two full baths. The Company acquired the remaining inventory in the resort in its acquisition of Success and Points in September 1997. The resort has received a Five Star rating from II. Sales at this resort consist primarily of previously-sold VOI's that the Company has reacquired in connection with owner upgrades and defaults under customer mortgages.

     Embassy Vacation Resort at Myrtle Beach (Myrtle Beach, South Carolina). Embassy Vacation Resort at Myrtle Beach is located in Myrtle Beach, adjacent to Broadway at the Beach, a large entertainment and specialty retail complex. The first phase of 88 units opened in the second quarter of 1998. An additional 28 units are under construction with a total of 550 units planned at build-out.
The first 116 units are located on approximately 16 acres of a 40-acre site.
The Company holds options to acquire the remainder of the 40 acres in multiple phases through 2003. This resort contains one-, two- and two-bedroom lockoff units, each of which offers a fully-equipped kitchen, washer/dryer, whirlpool tub, stereo system, color television and video cassette player and outdoor balcony. Amenities include a heated indoor/outdoor swimming pool, tennis court, basketball court, sand volleyball court, kids' activity room and exercise room. The resort has received RCI's Gold Crown designation. The Company operates the property as an Embassy Vacation Resort franchise. See "Promus Relationship."

     Vistana Resort at World Golf Village (St. Augustine, Florida). Vistana Resort at World Golf Village is located in the World Golf Village complex near St. Augustine, Florida. The first 102-unit phase of a planned 408-unit resort opened in the second quarter of 1998. Vistana Resort at World Golf Village consists of one- and two-bedroom units which sleep from four to eight people (depending upon floorplan) and include features such as a fully-equipped kitchen, washer/dryer, color televisions with cable service, a videocassette player and an outdoor terrace or balcony. The resort is located adjacent to the 17th and 18th fairways of the first golf course at World Golf Village. Resort guests and owners have preferred access to daily tee times on the course and a second course which is in the development stage. The resort has received RCI's Gold Crown designation.

     In addition to the Company's vacation ownership resort, the World Golf Village resort complex also includes the World Golf Hall of Fame, a championship golf course named in honor of Sam Snead and Gene Sarazen, a PGA Tour licensed golf academy, the International Golf Library and Resource Center, a 300-room World Golf Village Resort Hotel and 80,000 square-foot St. Johns County Conference Center, themed retail space, the headquarters and television production studios for PGA Tour Productions and a theater. The component facilities within World Golf Village are linked by the Walk of Champions honoring each member of the World Golf Hall of Fame. A total of three golf courses are planned.

     The World Gold Hall of Fame is operated by World Golf Foundation, Inc., which is supported by the world's leading golf organizations. The member organizations of World Golf Foundation, Inc. include the PGA Tour, PGA of America, Ladies Professional Golf Association, Augusta National Golf Club, Royal Canadian Golf Association, Royal & Ancient Golf Club of St. Andrews, PGA European Tour, PGA Tour of Japan and FNB Tour of Southern Africa.

     The Company holds a 37.5% controlling ownership interest in a limited partnership which is developing Vistana Resort at World Golf Village. The partnership has the exclusive right to develop and market VOI's at World Golf Village, and has exclusive multi-year marketing agreements for solicitation at key locations throughout World Golf Village, including the golf course, Walk of Champions and retail facilities. Neither the partnership nor the Company is developing World Golf Village itself or any of the other facilities or amenities. The Company also has entered into an agreement with PGA Tour Golf Course Properties, Inc. that allows the Company access to PGA Tour databases for marketing purposes.

     Embassy Vacation Resort at Scottsdale (Scottsdale, Arizona). In 1999, the Company commenced construction of a 150-unit Embassy Vacation Resort at Scottsdale on a 10-acre site which the Company purchased in 1997 near the TPC Scottsdale golf course. Construction of the 72-unit first phase is scheduled to be completed during the second quarter of 1999, with the initial units opening in late March 1999. Amenities are expected to include a clubhouse, a recreation complex, a free-form swimming pool, a children's club and a fully-equipped fitness center. All of the villas are anticipated to have two-bedrooms, two baths, a fully-equipped kitchen, dining room, living room, and an in-room washer and dryer. The resort has received RCI's Gold Crown designation. The Scottsdale property is expected to be operated as an Embassy Vacation Resort franchise. See "Promus Relationship."

     Lakeside Terrace (Avon, Colorado). Lakeside Terrace is a 24-unit condominium resort located in the heart of ski country in Avon, Colorado, near Beaver Creek and adjacent to the Company's Falcon Point Resort. Lakeside Terrace contains two-bedroom units, each of which includes a fully-equipped kitchen, gas fireplace, two whirlpool tubs, wet bar and two color televisions with cable access. Amenities include an indoor/outdoor pool, dry sauna, recreation facility and covered parking. The resort has received a five-star rating from II.

     PGA Vacation Resort by Vistana (Port St. Lucie, Florida). In September 1997, the Company purchased from an affiliate of PGA of America approximately 25 acres of land within PGA Village in Port St. Lucie, Florida for the purpose of developing, marketing and operating a vacation ownership resort. The resort will be developed as a PGA Vacation Resort by Vistana and will be contiguous to the South Course of the PGA Golf Club at PGA Village, a nationally-acclaimed golf course complex that opened in early 1996. PGA of America is constructing a golf learning center and a third golf course at the facility. In addition to resort amenities, the PGA Vacation Resort by Vistana will, pursuant to a golf access agreement, also offer its owners and renters preferred access to the PGA Golf Club and other PGA golf courses in St. Lucie County. The resort is planned to contain approximately 306 units at build-out. The 30-unit first phase is expected to open in 2000. See "PGA of America Relationship."

     Harborside at Atlantis (Paradise Island, The Bahamas). In November 1997, the Company and Sun entered into an agreement to form a 50-50 joint venture to design, develop, sell and manage a planned vacation ownership resort with up to 375 units adjacent to Sun's Atlantis Resort and Casino on Paradise Island, The Bahamas. Construction of the 82-unit first phase is expected to commence during mid-1999 on approximately ten acres of land that Sun plans to contribute to the joint venture. The Company plans to contribute up to approximately $7.8 million to the joint venture as part of the initial development. The agreement calls for Sun to oversee the development and construction and manage the hospitality elements of Harborside at Atlantis and for the Company to oversee all timeshare operations, including portfolio management, sales and marketing, and property management services. The resort is expected to open in 2000.

     Accommodations at Harborside at Atlantis are expected to consist almost entirely of two-bedroom lockoff units, each of which will contain a separate master bedroom with a whirlpool tub, a fully-equipped kitchen, and living and dining areas. Owners and guests at the resort will have access to Sun's Atlantis Resort and Casino, including all of its amenities. The Atlantis Resort and Casino is a 2,340-room luxury resort with the largest casino in the Caribbean. Amenities of the Atlantis Resort include a 14-acre waterscape, a lagoon, waterfalls, water slides, underground grottos, a rope suspension bridge, a 63-berth world class marina, full resort spa and five pools. Other amenities include 12 indoor and outdoor restaurants and six lounges. Guests can also enjoy snorkeling, scuba diving, windsurfing, sailing, championship tennis and golf, and an extensive children's program.

     Vistana II at Orlando ( Orlando, Florida). In 1998, the Company purchased approximately 45 acres of land in Orlando, Florida on which it plans to construct a successor resort to the Company's flagship Vistana Resort. The Company has an option to purchase approximately 45 acres of contiguous land for additional phases through 2003. The resort is expected to contain approximately 1,400 units at build-out. The Company expects to begin construction on the first phase during mid-1999 and to open the resort in 2000. The name of the proposed resort has not yet been determined.

Risks Associated with World Golf Village

     The success of the Company's Vistana Resort at World Golf Village is dependent upon the continued development and promotion by third parties of the surrounding properties and related component facilities comprising the World Golf Village project and the planned community of Saint Johns in which it is located. Although the Company has agreements with such third parties respecting such matters, there can be no assurance that such third parties will fulfill their obligations under such agreements. In addition, the Company is contingently liable for 15% of annual debt service shortfalls on certain taxable revenue bonds (the "County Bonds") issued to finance the convention center at World Golf Village. If the annual pledged revenues from the World Golf Village component facilities are not adequate to support the required debt service on the County Bonds, the Company's results of operations at Vistana Resort at World Golf Village may be materially adversely impacted.

Risks Associated with Development and Construction Activities

  The acquisition, development, construction, conversion and expansion of existing and new vacation ownership resorts involve a number of risks, including risks that (i) acquisition or development opportunities may be abandoned, requiring project costs to be expensed during the current period; (ii) construction costs may exceed original estimates, possibly making the development, expansion or conversion uneconomical or unprofitable; (iii) construction or conversion may not be completed on schedule, possibly resulting in delayed recognition of revenues and increased interest expense; (iv) zoning, land-use, construction, occupancy and other required governmental permits and authorizations may not be obtained or may be delayed; and (v) financing necessary to complete the acquisition, development, construction, conversion or expansion activities may not be obtained or may not be available on satisfactory terms. As of December 31, 1998, the Company does not have the financing available to construct and develop all of the vacation ownership resorts it plans to develop and market. In addition, certain state, local and foreign laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property, and, as a result, owners may be able to recover from the Company amounts in connection with such defects or repairs related to the property. Accordingly, there can be no assurance that the Company will (i) complete development of the remaining phases at its existing resorts;
(ii) undertake and complete the development of its planned resorts; or (iii) undertake to develop other resorts or complete any such development if undertaken. As a result of these risks, the Company's revenues and net operating income may be materially adversely impacted.

Risks Associated with Expansion into New Markets

     Because certain of the Company's recently opened and proposed resorts are outside the Company's historical geographical area of operation, the Company's resort development and operation experience does not ensure the success of the development or operation of these properties or the marketing of VOI's at these locations. Accordingly, in connection with these resorts, the Company may be exposed to a number of risks, including risks associated with (i) the lack of local market knowledge and experience; (ii) the inability to hire, train and retain sales, marketing and resort staff at new locations; (iii) the inability to obtain, or obtain in a timely manner, necessary permits and approvals from state and local government agencies and qualified construction tradesmen at competitive prices; (iv) the inability to secure sufficient, cost-effective marketing relationships with local hospitality, retail and tourist attraction operators; (v) the inability to capitalize on the new marketing relationships and development agreements associated with certain of the Company's growth strategies; and (vi) the uncertainty involved in, and additional costs and cash flow requirements which may be associated with, selling VOI's prior to completion of the related units. Additionally, with respect to any vacation ownership resort located in a foreign market, such as The Bahamas, the Company's operations may be materially and adversely affected by developments with respect to inflation, interest rates, government policies and regulations, import tariffs, price and wage controls, exchange control regulations, exchange rates, taxation, political and social instability and other political or economic developments in or affecting such foreign jurisdiction. The Company's operations may also be materially and adversely affected by foreign government regulations which may restrict the Company from using its existing personnel in the foreign jurisdiction and require the Company to hire and train local workers, some of whom may have less experience in the vacation ownership industry.

Risks Associated with Resorts Involving the Golf Industry

     The success of the Company's golf-oriented vacation ownership resorts is substantially dependent upon the continued popularity of golf in general, as well as the desirability and usage levels of the golf courses and golf-related facilities associated with the Company's resorts. Linking the success of the Company's resorts to related golf course operations is a relatively new strategy for the Company and may require the Company to adopt new sales and marketing approaches and enter into new business relationships. In addition, there are numerous other factors that affect the golf industry, including seasonality, adverse weather conditions, competition and the supply of alternative golf-related destinations, and the popularity of the sport of golf, any of which may adversely affect the Company's results of operations at these resorts. Accordingly, there can be no assurance that this aspect of the Company's growth strategy will be successful or that the Company will be able to implement this strategy effectively.

Promus Relationship

  In December 1996, the Company and Promus Hotels, Inc. ("Promus") entered into an exclusive five-year agreement to jointly acquire, develop, market and operate vacation ownership resorts in North America under Promus' Embassy Vacation Resort, Hampton Vacation Resort and Homewood Vacation Resort brands (the "Promus Agreement"). Promus is a wholly-owned operating subsidiary of Promus Hotel Corporation.

  On March 12, 1999, Promus Hotel Corporation and the Company announced that they were holding discussions to modify the exclusive nature of their relationship in order to increase development opportunities for both parties. The discussions relate, among other things, to the provisions in the Promus Agreement which restrict Promus from independently developing new vacation ownership resorts and which prevent the Company from developing vacation ownership resorts with other multi-hotel brands. The Company is unable to predict the outcome of such discussions, the effect such discussions may have on the Promus Agreement or other aspects of the Company's relationship with Promus, or the effect that any changes in the Promus Agreement or the Company's relationship with Promus may have on the Company's business or results of operations. The following paragraphs describe the Promus Agreement and certain other relationships between the Company and Promus, prior to any changes that may occur as a result of the discussions between the parties referenced above.

  Under the Promus Agreement, as originally executed, the Company is Promus' exclusive joint venture partner for the development and operation of vacation ownership resorts in North America and also had the option of operating vacation ownership resorts on a franchise basis. At December 31, 1998, the Company was the sole franchisee in North America of the Hampton Vacation Resort and the Homewood Vacation Resort brands, and one of only two franchisees in North America of the Embassy Vacation Resort brand. The Promus Agreement also provides that, in six selected markets agreed to by the parties, the Company will be the sole franchisee in North America of the Embassy Vacation Resort brand. These six markets consist of three coastal areas of Florida (including portions of the southeastern and western coasts of Florida and the Panhandle); the coastal region between Jacksonville, Florida and Myrtle Beach, South Carolina; Phoenix and Scottsdale, Arizona; and Palm Springs and Palm Desert, California. As originally executed, the Promus Agreement precludes the Company from acquiring or developing vacation ownership resorts with any other multi-hotel brand, but preserves its ability to develop vacation ownership resorts in combination with non-hotel brands (such as PGA of America), to develop vacation ownership resorts with unique, non-multi-hotel brand hotel properties (such as the Atlantis Resort and Casino), and to acquire or develop vacation ownership resorts under the Vistana name (other than in the six selected markets referred to above).

     The Promus Agreement provides that each jointly developed vacation ownership resort will be acquired, developed and operated by a newly-formed entity owned equally by Promus and the Company and managed by the Company. The parties agreed that each of these entities would enter into a sales and marketing agreement with the Company, pursuant to which the Company would be responsible for marketing and sales of VOI's at the resort and for which the Company would receive a fee based on a percentage of sales and rental revenues. Additionally, the Company and Promus agreed to enter into a license agreement and hospitality management agreement, pursuant to which Promus would license the applicable brand name and provide other hospitality-related services at the resort and for which Promus would receive a fee based on a percentage of sales and rental revenues. The Promus Agreement provides that both parties must first offer vacation ownership resort development opportunities in the six selected markets to the joint venture (with certain exceptions for development of the Company's non-multi-hotel branded resorts). In the event that one party elects not to pursue the opportunity, the other party has certain rights to develop the resort independently or, in the case of Promus, franchise an Embassy Vacation Resort to its existing franchisee. However, if Promus elects not to pursue an opportunity through the joint venture, the Company may elect to develop the resort as a Promus franchisee, subject to Promus' standard franchise approval, on pre-agreed terms, conditions and fees. The Promus Agreement may be terminated by either party in the event that the parties have not jointly developed a resort during the first three years of the Promus Agreement (i.e., by December 1999). The Promus Agreement is also terminable upon a change in control of Promus or the Company. Although the Company and Promus have evaluated a number of new resort development opportunities for possible joint venture, no firm commitments have been made for any joint venture developments and there is no assurance that any such commitments will be made. However, Promus has granted franchises for three of the Company's properties: (i) Hampton Vacation Resort-Oak Plantation in Florida; (ii) Embassy Vacation Resort at Myrtle Beach in South Carolina; and (iii) the Embassy Vacation Resort at Scottsdale, currently under construction in Arizona. See "Company Resorts." There can be no assurance that the Company will continue to operate these properties as Embassy or Hampton franchises.

     The Promus Agreement and the relationship between the Company and Promus may be modified as a result of the discussions between the parties described above or as a result of other business decisions or events. Management believes that the Company will be able to develop relationships with other multi-hotel brands if the exclusivity restrictions of the Promus Agreement are lifted, but there can be no assurance that the Company will be successful in doing so.

PGA of America Relationship

     The Company and an affiliate of PGA of America have entered into a ten-year affiliation agreement (the "Affiliation Agreement"), pursuant to which the Company has the exclusive right to acquire, develop, manage, market and sell vacation ownership resorts in St. Lucie County, Florida, and potentially in other, yet to be determined, areas, under the PGA name, initials, trademark and logo. PGA Vacation Resort by Vistana is the first resort scheduled to be developed pursuant to the Affiliation Agreement. See "Company Resorts."

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

     In addition, the Company and PGA of America entered into a marketing agreement under which the Company is granted access to the PGA mailing list (which includes over 72,000 names of PGA members, apprentices and business contacts) as well as media recognition in certain publications.

Risks Related to Joint Venture and Franchise Agreements

     The Company's joint venture and franchise agreements expose the Company to certain restrictions, costs and risks. Although the Company is engaged in discussions which may modify or eliminate such restrictions, the Promus Agreement as originally executed prevents the Company from developing vacation ownership resorts with other (non-Promus) multi-hotel brands and significantly restricts the Company's ability to develop vacation ownership resorts under its own name in certain markets. There can be no assurance that Promus will be a favorable partner for the Company or that the Promus Agreement, as originally executed, will not prevent the Company from developing resorts which would be in the Company's best interests. The Promus Agreement provides, and the Company's proposed joint venture agreement with Sun is expected to provide, that the operating profits from a jointly-owned resort will be divided between the partners in accordance with their respective partnership interests. There can be no assurance that the benefits derived by the Company from the joint venture relationship will be sufficient to justify sharing the percentage of operating profits mandated by the joint venture agreement.

     Although the Company has entered into an agreement with Sun to form a joint venture to develop and operate the planned Harborside at Atlantis resort in The Bahamas, the parties have not yet completed negotiations for or entered into the definitive joint venture agreement. Development of the Harborside at Atlantis project is subject to the adoption of certain legislation in The Bahamas, including legislation which would apply tariff exemptions on the importation of construction materials to the development of vacation ownership resorts. The project is also subject to the availability of satisfactory construction and receivables financing. Financing for the resort may be more difficult or expensive to obtain than comparable financing for the Company's other resorts due to the foreign location of the project, the joint venture ownership and legal structure for the resort, construction cost and other project-specific factors. There can be no assurance that the Company and Sun will enter into a definitive joint venture agreement or that the other conditions necessary for development of the resort will be satisfied.

     In order to maintain its franchise relationship with Promus or any other franchisor, the Company may be required to incur expenditures and meet other obligations at the franchised resorts required by the applicable franchise agreements. These requirements may increase the Company's operating costs and limit its flexibility with respect to the operation of the resort. The expenditures which the Company may be required to incur and the obligations which the Company may be required to satisfy will depend, among other things, on the extent to which the applicable franchise agreement requires the Company to incur construction and development costs, resort and other operating expenses, capital expenditures and maintenance costs. There is no assurance that the Company will receive benefits from a franchise relationship sufficient to justify these costs and the franchise fees paid to the franchisor. If the Company were to decide to terminate a franchise agreement relating to a resort, the Company could be required to pay a termination fee to the franchisor and incur construction and other expenses in renaming or rebranding the property.

Acquisition of Success and Points

     On September 16, 1997, the Company completed the acquisition (the "Acquisition") of entities comprising The Success Companies, Success Developments, L.L.C. and Points of Colorado, Inc. (collectively, "Success and Points") from Donald J. Dubin, Larry D. Doll, Ronald R. Sharp, David E. Bruce and David E. Friedman (collectively, the "Sellers"). Pursuant to the Agreement and Plan of Reorganization dated as of August 15, 1997 (the "Agreement and Plan of Reorganization"), the Company acquired all of the outstanding stock of Success and Points for a purchase price consisting of approximately $24 million in cash (financed with bank borrowings of approximately $24 million) and 638,444 shares of common stock of the Company, par value $.01 per share (the "Common Stock"). Delivery of 430,814 of such shares is contingent upon Success and Points achieving certain operating results on a quarterly basis during the calendar years 1998 through 2000. For the year ended December 31, 1998, approximately 140,000 shares were earned relative to the achievement of the required results. In addition, future earnings will be adversely impacted by the amortization of the goodwill associated with the Acquisition. Based upon recorded goodwill of approximately $17.2 million as of December 31, 1998 and an amortization period of 20 years, earnings will be adversely impacted by approximately $0.96 million per year. The goodwill included in this calculation does not include the potential impact of the final two years of the contingent consideration associated with the Acquisition.

     As part of the Acquisition, the Company acquired three vacation ownership resorts: (i) the Villas of Cave Creek, near Scottsdale, Arizona; (ii) Eagle Point Resort in Vail, Colorado; and (iii) Falcon Point Resort in Avon, Colorado. See "Company Resorts." In addition, Success and Points served, and the Company is continuing to serve, as the exclusive marketing and sales agent for the largest vacation ownership resort in Colorado, The Christie Lodge, located in Avon. As a result of the Acquisition, the Company also acquired undeveloped land in Avon, Colorado, on which it is completing the development of the Lakeside Terrace Resort, and in Scottsdale, Arizona on which it is completing the development of the Embassy Vacation Resort at Scottsdale.

     Success and Points provided a foundation for the Company's sales, marketing and resort operations in the western region of the United States and also provided the Company with experience in direct marketing to consumers in Arizona and Colorado. The Company believes that the strategic relationships and operational expertise gained in the Acquisition have improved its ability to identify additional developments and acquisitions in Arizona, Colorado and other western states.

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

Sales and Marketing

     Marketing Programs. The Company's marketing programs vary by resort location. For Company resorts in the eastern United States, the primary marketing programs are off-premise contacts, in-house contacts, telemarketing and, primarily for resorts in Central Florida, off-site international contacts. For Company resorts in the western United States, the primary marketing programs are telemarketing and in-house contacts. In addition to these programs, the Company uses a variety of other marketing approaches, including vacation sampler programs (designed to allow a prospective purchaser to be a guest at the resort and experience vacation ownership before making a decision to buy) and, more recently, strategic alliances and affinity and database marketing programs with travel, lodging and recreation companies. The Company intends to increase its telemarketing, vacation sampler, and strategic alliance marketing programs during future periods. Each of the Company's marketing programs seeks to provide consistent access to qualified prospective buyers and involves specific target marketing to leisure industry customers.

     The Company's off-premise contact programs involve public contact marketing by an employee of the Company who provides concierge-type services in the lobby of a hotel or condominium vacation property, or at other attractions near one of the Company's resorts. The goal of these programs is to generate a regular flow of qualified potential VOI purchasers to visit the on-site sales centers at the Company's resorts. Any loss or increase in the cost of the Company's off-site contact sites could have a material adverse effect on the Company. The Company's in-house marketing programs focus on guests staying at its vacation ownership resorts, whether they are owners, renters or exchangers. Through a combination of guest services and telephone contact, these guests are invited to a VIP tour of the vacation ownership resort. These programs are more effective at larger and more mature resorts, such as Vistana Resort in Orlando, which have a high number of owners, renters, and VOI exchangers. The Company's telemarketing programs use a combination of outgoing calls to potential customers and incoming responses from direct mail and other promotions.

     Sales Focus. The Company's marketing efforts are currently supported by resort-based sales operations, which, in the Company's view, have been important to the Company's successful performance during its history. Prospective purchasers visiting one of the Company's resorts are given a personalized on-site tour of the resort and provided information about vacation ownership and available financing options. Presentations to potential buyers, which typically last between one and one-half and four hours, are individually tailored to take into account each guest's particular needs and background, such as vacationing habits and familiarity with the vacation ownership concept. Prior to closing, each sale is verified by a settlement manager who reviews all documents and pertinent facts of the sale with the purchaser and is available to answer any questions that the new owner may have. The Company is continuing to evaluate new sales techniques.

     Because the most critical component of the Company's sales effort is its sales personnel, the Company strives to attract, train and retain a superior sales force. The Company's policy is for each of its sales representatives to be a licensed real estate professional and undergo instruction and training. In addition, except for certain independent contractors primarily at the Company's western resorts, each sales representative is an employee of the Company and receives full employment benefits. See "Governmental Regulation."

     International Sales and Marketing. In addition to its domestic operations, the Company sells VOI's in its resorts to international customers.
International sales are made to customers visiting the United States, who are generally contacted through one of the Company's off-premise or in-house marketing programs described above. International sales are also made to foreign purchasers who buy the VOI "sight unseen" based upon the Company's reputation for delivering a high quality vacation experience. These prospective customers are generally contacted through international brokers and direct sales offices located in foreign countries, primarily South and Central America and the Caribbean basin. During the years ended December 31, 1998 and 1997, approximately 20.0% and 34.0%, respectively, of the Company's sales were to purchasers residing in countries other than the United States and Canada (with all sales made in United States dollars). In 1998 and 1997, substantially all of the Company's sales to residents of countries other than the United States or Canada involved Company resorts located in Central Florida. Because of adverse economic and weather conditions in South and Central America and hurricane damage in the Caribbean basin during 1998, the Company closed several of its off-site offices in South and Central America and is evaluating other action intended to reduce the sales and marketing costs of its off-site international business. Certain of these remedial actions may increase costs in the short term. The Company's international sales generally involve higher sales and marketing expenses and greater risks than its sales to domestic purchasers. These risks include potential adverse effects from foreign governmental policies and regulations, inflation, interest rates, price and wage controls, exchange control regulations, exchange rates, taxation, political and social instability and other political or economic developments in or affecting such foreign jurisdictions.

Customer and Other Financing

     The Company extends financing to purchasers of VOI's at its resorts. These purchasers generally make a down payment equal to at least 10% of the sales price and borrow the remaining sales price from the Company. These borrowings bear interest at fixed rates, are secured by first mortgages on the underlying VOI's and amortize over periods ranging up to ten years. As of December 31, 1998 and 1997, the Company had a portfolio of approximately 36,250 and 26,068 customer mortgages receivable, respectively, totaling approximately $223.3 million and $155.0 million, net, with an average stated (contractual) yield of 14.7% and 14.2%, per annum, respectively. The Company funds its operations in part by borrowing up to 90% of the aggregate principal amount of its eligible customer mortgages receivable under its credit facilities. As of December 31, 1998 and 1997, the Company had approximately $133.3 million and $79.2 million, respectively, of indebtedness outstanding under its existing customer mortgages receivable credit facilities (including the securitization Notes referred to below) at a weighted average interest rate of 8.4% and 9.5% per annum, respectively, secured by the Company's pledge of a portion of its customer mortgages receivable. As of December 31, 1998 and 1997, the Company had loan facilities secured by customer mortgages receivable with available but unused capacity (assuming the availability of sufficient receivables) of up to $130.5 million and $115.0 million, respectively. As of December 31, 1998 and 1997, (i) approximately 2.7% and 3.0%, respectively, of the Company's customer mortgages receivable were 60 to 120 days past due; and (ii) approximately 3.7% and 4.0%, respectively, of the Company's customer mortgages receivable were more than 120 days past due and the subject of legal proceedings. The

Company maintains and periodically monitors an allowance for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable through a provision for doubtful accounts. Management believes that the allowance is adequate for such future losses. The Company's provision for doubtful accounts for the years ended 1998 and 1997 was 7.4% and 6.9%, respectively, of VOI sales. At December 31, 1998 and 1997, the allowance for doubtful accounts was $19.2 million, or 8.6% of net period end customer mortgages receivable, and $12.6 million, or 8.1% of such period end receivables, respectively.

     In September 1998, the Company completed a private placement of $66.2 million in principal amount of timeshare mortgage-backed notes (the "Notes"). The outstanding balance of the Notes of $58.6 million as of December 31, 1998 is included in the amount outstanding under its existing customer mortgages receivable credit facilities referenced above. The securitization was structured as two classes of fixed-rate notes, with approximately $32.0 million of 5.89% notes being rated 'AAA,' and $34.2 million of 6.28% notes being rated 'A,' by Duff & Phelps Credit Rating Co. ("DCR"). The Notes are secured by approximately $71.1 million in first mortgage liens on VOI's sold by Vistana subsidiaries in Florida and Colorado. The weighted average cost of the Notes, including the yield on the Notes and the cost of a letter of credit used to provide credit enhancement, is approximately 6.30% per annum. The Notes were issued through a bankruptcy-remote Vistana subsidiary. The securitization was treated as an on balance sheet financing for accounting purposes. The net proceeds of the securitization were used primarily to repay $60.2 million of outstanding debt secured by customer mortgages receivable and bearing interest at LIBOR plus 2.5% and LIBOR plus 1.0%.

     The Company has historically derived net interest income from its financing activities as a result of the positive difference between the interest rates it charges its customers who finance their purchase of a VOI and the interest rates it pays its lenders. Because a substantial amount of the Company's indebtedness bears interest at variable rates and the Company's customer mortgages receivable bear interest at fixed rates, the Company bears the risk of increases in interest rates with respect to this indebtedness. The Company from time to time has engaged, and may in the future engage, in limited interest rate hedging activities in an effort to reduce the risk and impact of increases in interest rates with respect to such indebtedness. There is no assurance such activities will be adequate to protect the Company from any adverse changes in interest rates. In addition, the Company also faces the risk that a reduction in interest rates would cause customers to prepay their mortgages, which would reduce the Company's income from financing activities.

     The Company does not presently have existing credit facilities or binding lender commitments to supply all of the financing the Company anticipates that it will need to finance its customer mortgages receivable, construct and develop its existing and proposed resorts, and fund its ongoing operations, and there can be no assurance that alternative or additional credit arrangements can be obtained on terms that are satisfactory to the Company. Future sales of VOI's are significantly dependent upon the continued availability of funds to cover the initial negative cash flow attributable to VOI sales financed by the Company (i.e., the amount by which the Company's product cost and marketing, sales and general and administrative expenses per VOI exceed the customer's down payment). The acquisition, construction and development of future resorts and VOI inventory are also significantly dependent upon the availability of financing. If the Company were unable to obtain credit facilities or debt or equity financing in amounts, and on terms and conditions, satisfactory to its needs, such an event would have a material adverse effect on the Company's business and results of operations. If the Company were required to sell its customer mortgages receivable in order to satisfy its cash flow needs, the Company would cease to be eligible to report income attributable to sales of VOI's on the installment sales method for federal income tax purposes and, as a result, the Company would be required to accelerate the payment of a substantial federal income tax liability with respect to the customer mortgages receivable sold. Such an event could have a material adverse effect on the Company's cash flow from operations.

     The Company bears the risk of defaults under its customer mortgages on VOI's. If a purchaser of a VOI defaults on the mortgage during the early part of the loan amortization period, the Company will not have recovered its marketing, selling (other than commissions in certain events), and general and administrative costs per VOI, and such costs will again be incurred in connection with the subsequent resale of the repossessed VOI. As is sometimes the practice in the vacation ownership industry, the Company does not verify the credit history of its customers. Based on the Company's historical customer default rate, the fact that its customers are required to make a down payment of at least 10% of the purchase price of a VOI (which the Company views as indicative of a customer's financial wherewithal to meet obligations under the mortgage related to the VOI) and that the customer mortgage is secured by the underlying VOI, the Company does not believe that credit history verification is cost-effective or necessary. However, the Company may elect to use credit history verification or other underwriting practices in the future and such practices, if implemented, could have the effect of reducing VOI sales or increasing sales and marketing expense as a percentage of VOI sales. In addition, although in certain jurisdictions (including Florida) the Company may seek recourse against a defaulting customer for the sales price of the VOI, the Company has not historically pursued such a remedy. Accordingly, there is no assurance that the sales price will be fully or partially recovered from a defaulting customer or, in the event of such defaults, that the Company's allowance for loss will be adequate.

     Until recently, the Company had historically provided customer mortgages receivable financing for up to seven years, as had been typical for the industry. Over the past several years, industry trends have been to lengthen the term of certain such financing to up to ten years. The Company has recently begun to offer ten-year financing for some of its customer mortgages receivable. Although the increased term has been introduced on a limited basis, there is no assurance that the inclusion of customer mortgages with a ten-year maturity will not have an adverse effect on the performance of the Company's portfolio of customer mortgages receivable.

Resort Operations

     Resort Management Services. The Company currently provides both hospitality and homeowners' association management services at its existing vacation ownership resorts, and intends to provide, or arrange for the provision of, the same services, directly or through subcontracts with third parties, at its future vacation ownership resorts pursuant to management agreements with the homeowners' associations present at such resorts (which are comprised of owners of VOI's at the resort or, in the case of Vistana Resort, a particular phase of the resort). Under each such management agreement, the Company is paid by the applicable homeowners' association an annual management fee which is generally equal to approximately 10% of applicable costs and expenses incurred by the homeowners' association. The Company is responsible for, and has authority over, all activities necessary for the day-to-day operation of the resorts, including administrative services, procurement of inventories and supplies, and promotion and publicity. Management agreements between the Company and the homeowners' associations typically provide for an initial term of three or more years, with automatic renewals. In general, the homeowners' associations may remove the Company as manager upon obtaining the requisite owner vote. The Company also provides, directly or indirectly, managerial and other employees necessary for the operation of its resorts, whose duties include, among other things, review of the maintenance of the resorts, preparation of reports, budgets and projections and employee training. The Company may be exposed to risks associated with existing resort operations and the commencement of new resort operations including increased operating costs, acquiring/retaining qualified personnel, and condominium related fees for unsold inventory.

     The Company historically has provided hospitality management services for its vacation ownership resorts. However, pursuant to management and submanagement agreements with the Company, hospitality management services for Embassy Vacation Resort at Myrtle Beach are provided, and hospitality management services for the Embassy Vacation Resort at Scottsdale are expected to be provided, by Promus. Promus may also provide such services for any other future resorts developed under franchise or joint venture agreements with Promus. Sun is expected to provide hospitality management services to the proposed Harborside at Atlantis resort. These hospitality management services furnished by Promus and Sun are provided or expected to be provided for a negotiated management fee which in some cases may result in a sharing of the homeowner association management fee payable to the Company.

     VOI Unit Rental Operations. The Company generates additional revenues at its resorts that have an inventory of unused or unsold VOI's from the rental of the unoccupied units on a nightly or weekly basis. The Company offers these unoccupied units through direct consumer sales (including telemarketing promotions), travel agents and vacation package wholesalers. In addition to providing the Company with supplemental revenues, the Company's room rental operations provide it with lead generation for the sale of VOI's. As part of the resort management services provided by the Company, at the request of a VOI owner, the Company will seek to rent the owner's VOI in the event the owner is unable to use or exchange it. The Company generally charges the owner a fee equal to 50% of the unit's rental rate, net of commission, for each completed rental.

Other Operations

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

Participation in VOI Exchange Networks

     Each of the Company's vacation ownership resorts participates in the exchange network operated by RCI or, in the case of existing resorts acquired in the Acquisition of Success and Points, II. Membership in RCI or II allows the Company's customers to exchange in a particular year their occupancy right in the unit in which they own a VOI for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange his or her VOI for an occupancy right in another participating resort by listing the VOI as available with the exchange network operator and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns a rating to each listed VOI, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period of the year during which the VOI is available, and attempts to satisfy the exchange request by providing an occupancy right in another VOI with a similar rating. If RCI or II is unable to meet the member's initial request, the network operator suggests alternative resorts based on availability. Participants in RCI and II generally pay an annual membership fee plus an additional fee for each exchange. No assurance can be given that the Company will continue to be able to qualify its existing resorts, or will be able to qualify its future resorts, for participation in the RCI exchange network or any other exchange network, or that the Company's customers will continue to be satisfied with RCI's exchange network or any other exchange network. If such exchange networks cease to function effectively, if the Company's resorts are not accepted as exchanges for other desirable resorts, or if RCI or II cease to be leading VOI exchange networks, the Company's sales of VOI's could be materially adversely affected.

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

     The vacation ownership industry historically has been highly fragmented and dominated by a large number of local and regional resort developers and operators, each with small resort portfolios generally of differing quality. More recently, many of the world's most widely-recognized lodging, hospitality and entertainment companies have begun to develop and sell VOI's under their brand names, including Marriott International, Inc., The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Inc., Inter-Continental Hotels and Resorts, Inc., Westin Hotels & Resorts and Promus. In addition, other publicly-traded companies focused on the vacation ownership industry, such as Sunterra Corporation, Fairfield Communities, Inc., Silverleaf Resorts, Inc., Trendwest Resorts, Inc. and Bluegreen Corporation have competed, currently compete, or may in the future compete, with the Company. Competition in the Orlando market is particularly intense, and includes many nationally recognized lodging, hospitality and entertainment companies, as well as large privately-owned local operators of vacation ownership resorts such as Central Florida Investments, Inc. and Orange Lake Country Club. Significant competition also exists in other markets in which the Company currently operates or is developing vacation ownership resorts. Certain entities with which the Company competes possess significantly greater financial, sales and marketing, personnel and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result. Management believes that competition in the vacation ownership industry will be increased by consolidation in the industry, by increased development of vacation ownership resorts by industry participants, and by the entry of additional hospitality companies and other entities into the vacation ownership industry.

Governmental Regulation

     General. The Company's marketing and sales of VOI's and other resort operations are subject to extensive regulation by the federal government and the states in which the Company's resorts are located and in which its VOI's are marketed and sold. Federal legislation to which the Company is or may be subject includes the Federal Trade Commission Act, the Fair Housing Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Interstate Land Sales Full Disclosure Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the Civil Rights Acts of 1964 and 1968. The Florida Condominium Act and the Florida Vacation Plan and Timesharing Act extensively regulate the creation and management of timeshare condominiums, the marketing and sale of VOI's, the escrow of purchaser funds and other property prior to completion of construction and closing, the content and use of advertising materials and promotional offers, the creation and operation of exchange programs and multi-site timeshare plan reservation systems, and the resale of VOI's. Many other states have adopted similar legislation as well as specific laws and regulations regarding the sale of VOI's. The laws of most states, including Arizona, Colorado and Florida, require a designated state authority to approve a detailed offering statement describing the developer and all material aspects of the resort and sale of VOI's at such resort. In addition, the laws of most states in which the Company sells VOI's grant the VOI purchaser the right to rescind a contract of purchase at any time within a statutory rescission period. Furthermore, most states have other laws which regulate the Company's activities, such as real estate licensure laws, travel sales licensure laws, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws. The Company believes that it is in material compliance with all applicable federal, state, local and foreign laws and regulations to which it is currently subject.

     Environmental Matters. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate, remediate and remove hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation, remediation and removal costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with its ownership and operation of its properties, the Company may be potentially liable for such costs.

     The Company has conducted Phase I environmental assessments at each of its existing resorts and properties under development in order to identify potential environmental concerns. These Phase I assessments have been carried out in accordance with accepted industry practices and consisted of non-invasive investigations of environmental conditions at the properties owned by the Company, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, physical site inspections, review of aerial photographs and relevant governmental records where readily available, interviews with knowledgeable parties, investigation for the presence of above-ground and underground storage tanks presently or formerly at the sites, a visual inspection of potential lead-based paint and suspect friable asbestos containing materials where appropriate, a radon survey, and the preparation and issuance of written reports. The Company's assessments of its properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets, financial condition or results of operations, nor is the Company aware of any such material environmental liability.

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

     Other Regulations. Under various state and federal laws governing housing and places of public accommodation, the Company is required to meet certain requirements related to access and use by disabled persons. Many of these requirements did not take effect until after January 1, 1991. Although management believes that the Company's resorts are substantially in compliance with present requirements of such laws, the Company may incur additional costs of compliance in connection with the development of new resorts, or conversion or renovation of existing resorts. Additional legislation may impose further burdens or restriction on owners with respect to access by disabled persons.
The ultimate amount of the cost of compliance with such legislation is not currently ascertainable, and, while such costs are not expected to have a material effect on the Company, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's growth strategy in some instances or reduce profit margins on the Company's operations.

Employees

     As of December 31, 1998, the Company had approximately 3,009 full-time and 55 part-time employees and utilized the services of approximately 163 independent contractors as sales agents. The Company believes that its relations with its employees and independent contractors are good. None of the Company's employees are represented by a labor union.

Insurance

     The Company carries comprehensive liability, fire, windstorm, tropical storm and business interruption insurance with respect to its properties and interests in its resorts (including its inventory of unsold VOI's, construction in process and developed land) with policy specifications, insured limits and deductibles customarily carried for similar properties, which the Company believes are adequate. However, there are certain types of losses that are not generally insured because they are either uninsurable or not economically feasible to insure and for which the Company does not have insurance coverage. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its investment in a resort as well as the anticipated future revenues from such resort, and would continue to be obligated on any mortgage indebtedness or other obligations related to the resort. Moreover, if a homeowners' association fails to adequately insure the property committed to the condominium form of ownership (typically, all units, common areas, facilities and amenities), any uninsured or under-insured casualty may affect the Company's ability to collect customer mortgages receivable related to such condominium property. Certain of the Company's vacation ownership resorts are located in areas that are susceptible to high winds, tropical storms, hurricanes, and tornadoes. The Company's resorts could suffer significant damage as a result of such storms, floods and other natural disasters. Any such damage, as well as adverse weather conditions generally, could impair or delay the Company's ability to sell VOI's at its existing resorts and complete the development of its proposed resorts and in either event have a material adverse effect on the Company's results of operations.

Other Risk Factors

     Investors considering an investment in the Company should carefully consider the following information in conjunction with the other information contained or incorporated by reference in this Annual Report; however, the Company cautions the reader that the following risk factors and those discussed previously or incorporated by reference may not be exhaustive.

     Limited Resale Market for VOI's. The Company sells VOI's to buyers for leisure and not investment purposes. The Company believes that the market for resale of VOI's by such buyers is presently limited and that any resales of VOI's are typically at prices substantially less than the original purchase price. These factors may make ownership of VOI's less attractive to prospective buyers. In addition, attempts by buyers to resell their VOI's may compete with sales of VOI's by the Company. Moreover, the market price of VOI's sold by the Company could be depressed by a substantial number of VOI's offered for resale by the Company's customers.

     Risks Associated with Leverage. The Company expects that its future business activities will be financed, in whole or in part, with indebtedness obtained pursuant to additional borrowings under the Company's existing credit facilities or under credit facilities to be obtained by the Company in the future. The definitive agreements with respect to existing credit facilities contain, and those with respect to future facilities may contain, restrictive covenants which limit the Company's ability to, among other things, make capital expenditures, incur additional indebtedness and dispose of assets, or which require the Company to maintain certain financial ratios. The indebtedness incurred under these credit facilities may be secured by mortgages on a portion of the Company's vacation ownership resorts, customer mortgages receivable and other assets of the Company. In the event of a default by the Company under one or more or these credit facilities, the lenders could foreclose on the vacation ownership resorts secured by a mortgage or take possession of other assets pledged as collateral. In addition, the extent of the Company's leverage and the terms of the Company's indebtedness (such as requirements that the Company maintain certain debt-to-equity ratios) could impair the Company's ability to obtain additional financing in the future, to make acquisitions or to take advantage of business opportunities that may arise. Furthermore, the Company's indebtedness and related debt service obligations may increase its vulnerability to adverse general economic and vacation ownership industry conditions and to increased competitive pressures.

     Seasonality. The Company's revenues are seasonal. Owner and guest activity at the Company's resorts in the eastern United States are currently the greatest from February through April and June through August. Owner and guest activity at the Company's resorts in the western United States are currently the greatest from June 15 to Labor Day and Christmas to Easter. As a result of this seasonality, the Company currently anticipates its weakest operating results during the first quarter, and its strongest operating results during the third quarter, of each calendar year. However, as the Company opens new resorts and expands into new markets and geographic locations it may experience increased or different seasonality dynamics creating fluctuations in operating results that are different from those experienced in the past.

     Dependence on Key Personnel.   The Company's success depends to a
significant extent upon the experience and abilities of Raymond L. Gellein, Jr., the Chairman of the Board, Co-Chief Executive Officer and a director of the Company, and Jeffrey A. Adler, the President, Co-Chief Executive Officer and a director of the Company. The loss of the services of one or both of these individuals could have a material adverse effect on the Company and its business prospects. The Company's continued success is also dependent upon its ability to hire, train and retain qualified marketing, sales, hospitality, development, acquisition, finance, management and administrative personnel. Such personnel are in substantial demand and the cost of attracting or retaining such key personnel could escalate over time. There can be no assurance that the Company will be successful in attracting or retaining such personnel.

     Effective Control by Principal Shareholders; Shareholders' Agreement. Jeffrey A. Adler and Raymond L. Gellein, Jr. (together with certain trusts primarily for their benefit and the benefit of their family members and Mr. Gellein's former spouse, the ''Principal Shareholders'') own and/or have voting control of approximately 55.0% of the outstanding shares of common stock. As a result, by maintaining their ownership of common stock, the Principal Shareholders have the power to exert substantial influence over the election of the Board of Directors, the determination of the policies of the Company, the appointment of the persons constituting the Company's management and the determination of the outcome of corporate actions requiring shareholder approval. In addition, pursuant to a shareholders' agreement, the Principal Shareholders have agreed to vote their shares of Company common stock in favor of proxies solicited by the Board of Directors, unless Messrs. Gellein and Adler both disagree with the position taken by the Board of Directors.

     Volatility of Stock Price. The Company's common stock first became publicly traded on February 28, 1997. Since then, the per share price of the common stock has fluctuated substantially. The market price of the common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to industry trends, quarterly variations in operating results, announcements of new acquisitions, changes in financial estimates by securities analysts or other events or factors. The market price of the common stock also may be affected by the Company's ability to meet analysts' expectations, and any failure to meet such expectations, even if minor, could have a material adverse effect on the market price of the common stock. In addition, the stock market has experienced significant price and volume fluctuations affecting the market prices of equity securities within the vacation ownership and hospitality industries and the market generally that have often been unrelated to the operating performance of the companies issuing such securities. These industry and broader market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Any such litigation instigated against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, results of operations or financial condition.

     Anti-Takeover Provisions. Certain provisions of the Company's Articles of Incorporation and By-Laws, as well as provisions of the Florida Business Corporation Act, may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a shareholder might consider to be in the shareholder's best interest. For example, such provisions may deter tender offers for shares of common stock, or deter purchases of large blocks of shares of common stock, thereby limiting the opportunity for the Company's shareholders to receive a premium for their shares of common stock over then-prevailing market prices. The Board of Directors of the Company consists of three classes of directors. Directors for each class are elected for a three-year term. In addition, the affirmative vote of two-thirds of the outstanding shares of common stock is required to remove a director. These provisions may have the effect of increasing the difficulty of one or more shareholders of the Company to elect directors of their choice to the Board of Directors of the Company or to remove a director.

  The Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights (including voting rights), preferences, privileges and restrictions of those shares without any vote of or action by the shareholders. The rights of the holders of the common stock are subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of the preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plan to issue any shares of preferred stock.

   Florida law contains provisions that may have the effect of delaying, deferring or preventing a non-negotiated merger or other business combination involving the Company. These provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Company's Board of Directors in connection with the proposed transaction. Certain of these provisions may, however, discourage a future acquisition of the Company not approved by the Board of Directors in which shareholders might receive an enhanced value for their shares, even though a substantial number or majority of the Company's shareholders might believe the acquisition is in their best interest. As a result, shareholders who desire to participate in such a transaction may not have the opportunity to do so. Such provisions could also discourage bids for the shares of common stock at a premium as well as create a depressive effect on the market price of the shares of common stock.

     General Economic and Industry Conditions. Any adverse change in economic conditions or significant price increases or adverse events related to the travel and tourism industry, such as the cost and availability of travel or fuel, could have a material adverse effect on the Company's business. Such conditions or increases may also adversely affect the future availability and cost of financing for the Company or its customers and result in a material adverse effect on the Company's business. In addition, changes in general economic conditions may adversely affect the Company's ability to collect on its customer mortgages receivable outstanding from the buyers of VOI's. Moreover, because the Company's operations are conducted principally within the vacation ownership industry, any adverse changes affecting the vacation ownership industry such as (i) an oversupply of VOI's; (ii) a reduction in demand for VOI's; (iii) changes in travel and vacation patterns; (iv) changes in governmental regulation of the vacation ownership industry; (v) increases in construction costs or taxes; (vi) changes in the deductibility of mortgage interest payments for federal or state income tax purposes; or (vii) negative publicity with respect to the vacation ownership industry, could have a material adverse effect on the Company.

Item 2.  Properties.

     The Company's other owned properties include an office plaza consisting of two three-story buildings (totaling approximately 67,000-square feet), which house the Company's headquarters and administrative operations, a 27,000-square foot two-story reception center and resort operations complex, maintenance and laundry facilities, a freestanding general store and a gift shop. All of these other properties are owned by the Company, and are located within or adjacent to Vistana Resort in Orlando. At certain of the Company's resorts including Vistana Resort in Orlando, Vistana Resort at World Golf Village, and the Embassy Vacation Resort at Myrtle Beach, the Company owns guest registration and on-site sales and marketing facilities. The Company has subleased approximately 53,000 square feet of office space in the Orlando area for a new customer service and call center, which the Company expects to begin occupying in May 1999. In addition, the Company leases office and warehouse space in various locations near its existing resorts and resorts under development for sales and marketing, construction and development, and administrative operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year ended December 31, 1998.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's initial public offering of common stock was consummated in March 1997 (the "Initial Offering") at an initial public offering price of $12.00 per share. The Company's common stock is quoted on the Nasdaq National Market under the symbol "VSTN." The following table sets forth, for the periods indicated, the range of high and low sale prices for the common stock, as quoted on the Nasdaq National Market.

                                                                                    Common Stock
                                                                          ---------------------------------
                                                                               High              Low
                                                                          --------------   ----------------
Year Ending December 31, 1998:
   First Quarter.......................................................       $27 1/2            $20
   Second Quarter......................................................        29 3/4             16
   Third Quarter.......................................................        21 1/2             11
   Fourth Quarter......................................................        16 1/2              6 13/16


                                                                                    Common Stock
                                                                          ---------------------------------
                                                                               High               Low
                                                                          ---------------   ---------------
Year Ending December 31, 1997:
   First Quarter (commencing February 28, 1997)........................       $15 7/8           $11
   Second Quarter......................................................        15 1/2             9
   Third Quarter.......................................................        22 7/8            14  3/4
   Fourth Quarter......................................................        27 3/4            18  1/2

          As of March 5, 1999, there were 21,224,172 shares of common stock outstanding, held by approximately 66 shareholders of record.

     The Company has never declared or paid any cash dividends on its common stock and does not anticipate declaring or paying cash dividends on its common stock in 1999 or in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions in respect of the payment of dividends and other factors that the Company's Board of Directors may deem relevant.

Item 6.  Selected Financial Data.

     There is hereby incorporated by reference the information appearing under the caption "Selected Financial Data" appearing in the Company's 1998 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing in the Company's 1998 Annual Report to Shareholders.

Item 7A.  Quantitative & Qualitative Disclosures about Market Risk

     The Company is exposed to interest rate changes primarily as a result of its notes and mortgages payable used to finance customer mortgages receivable originated from financing customer purchases of VOI's as well as to finance the acquisition and development of vacation ownership resorts and related inventory and to fund working capital. The Company is also exposed to interest rate changes with respect to its customer mortgages receivable which earn interest at fixed rates. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company may enter into derivative financial instruments such as interest rate swaps in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

     The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and estimated repayments by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The estimated principal repayments of fixed and variable rate debt by year reflect the scheduled repayments for notes and mortgages payable secured by real estate and other notes and mortgage loans payable as well as estimated repayments on notes payable secured by customer mortgages receivable which do not have fixed amortization dates. All collections of principal and interest on the customer mortgages receivable serving as collateral for these notes are paid to the lender on a monthly basis. Payments are first applied to outstanding interest and then to principal.

                                                                                                         Fair
(in thousands)                 1999       2000      2001      2002      2003   Thereafter   Total       Value
                            -------    -------   -------   -------   -------   ----------   --------   --------
Fixed rate debt             $20,495    $15,447   $13,752   $11,410   $     8      $    54   $ 61,166   $ 61,166
Average interest rate          6.11%

Variable rate LIBOR debt    $79,296    $20,311   $ 5,362   $ 5,230   $   656           --   $110,855   $110,855
Average interest rate          7.37%

Variable rate prime debt    $24,373    $17,044   $10,772   $13,836   $ 4,598           --   $ 70,623   $ 70,623
Average interest rate          9.75%
----------------------------------------------------------------------------------------------------------------
Customer mortgages
   receivable               $81,001    $51,645   $43,652   $29,194   $20,209      $17,562   $243,263   $244,093
Average stated rate            14.7%

     As the table incorporates only those exposures that existed as of December 31, 1998, it does not consider exposures or positions which could arise after that date. Moreover, because the Company had loan facilities with available but unused capacity (assuming the availability of sufficient collateral) that are not presented in the table above, the information presented has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and the levels of market interest rates. At December 31, 1998, the carrying amounts of variable rate debt approximated fair value as the interest rates on the underlying instruments reprice frequently. In addition, because of its issuance in September of 1998, the carrying amount of fixed rate debt approximated fair value at December 31, 1998.

Item 8.  Financial Statements and Supplementary Data.

     There is hereby incorporated by reference from the Company's 1998 Annual Report to Shareholders the Consolidated Balance Sheets as of December 31, 1998 and 1997, the Consolidated Statements of Income, Shareholders' Equity and Cash Flows for each of the years in the three year period ended December 31, 1998, the Notes to Consolidated Financial Statements, and the Report of KPMG LLP, the Company's Independent Auditors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     There is hereby incorporated by reference the information appearing under the captions "Proposal 1: Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

Item 11.  Executive Compensation.

     There is hereby incorporated by reference the information appearing under the captions "Executive Officers-Executive Compensation" and "Executive Officers-Employment Agreements" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     There is hereby incorporated by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

     There is hereby incorporated by reference the information appearing under the caption "Executive Officers-Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements

          There is hereby incorporated by reference from the Company's 1998 Annual Report to Shareholders the following:

               (i)    Report of Independent Auditors;

               (ii)   Consolidated Balance Sheets as of December 31, 1998 and
                      1997;

               (iii) Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1998;

               (iv) Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1998;

               (v) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998; and

               (vi)   Notes to Consolidated Financial Statements.

     (2)  Financial Statement Schedules

          None.


     (3)  Exhibits:

                                 EXHIBIT INDEX

Exhibit
Number     Document Description
-------    --------------------

  2.1 Agreement and Plan of Reorganization dated as of August 15, 1997 among Vistana, Inc., V Sub-1, Inc., Donald J. Dubin, Ronald R. Sharp, David
          E. Bruce, Larry D. Doll, and David H. Freidman and Schedule 1.5A thereto (incorporated by reference to the correspondingly numbered exhibit to the Current Report on Form 8-K dated September 29, 1997 of Vistana, Inc. (File No. 0-29114))

 *2.1-A Amendment No. 1 to Agreement and Plan of Reorganization dated as of March 18, 1999 among Vistana, Inc., Vistana West, Inc., Donald J. Dubin, Ronald R. Sharp, David E. Bruce, Larry D. Doll, and David H. Friedman. (6)

  3.1     Articles of Incorporation of Vistana, Inc. (1)

  3.2     Amended and Restated By-Laws of Vistana, Inc. (2)

  4.1     Form of Common Stock certificate of Vistana, Inc. (1)

  10.1 Employment Agreement, dated as of December 27, 1996, between Vistana, Inc. and Raymond L. Gellein, Jr. (1, 3)

 *10.1-A  Letter amendment dated May 28, 1998 between Vistana, Inc. and Raymond
          L. Gellein, Jr. (3)

 *10.1-B Second Amendment dated March 4, 1999 between Vistana, Inc. and Raymond L. Gellein, Jr. (3)

  10.2 Employment Agreement, dated as of December 27, 1996, between Vistana, Inc. and Jeffrey A. Adler (1, 3)

 *10.2-A  Letter amendment dated May 28, 1998 between Vistana, Inc. and Jeffrey
          A. Adler (3)

 *10.2-B Second Amendment dated March 4, 1999 between Vistana, Inc. and Jeffrey A. Adler (3)

  10.3 Employment Agreement, dated as of December 27, 1996, between Vistana, Inc. and Matthew E. Avril (1, 3)

  10.3-A Resignation Agreement dated as of September 30, 1998 between Vistana, Inc. and Matthew E. Avril (4)

  10.3-B Consulting Agreement dated as of September 30, 1998 between Vistana, Inc. and Matthew E. Avril (4)

  10.4 Employment Agreement, dated as of December 27, 1996, between Vistana, Inc. and Susan Werth (1, 3)

 *10.4-A Letter amendment dated May 28, 1998 between Vistana, Inc. and Susan Werth (3)

 *10.4-B Second Amendment dated March 4, 1999 between Vistana, Inc. and Susan Werth (3)

  10.5 Employment Agreement, dated as of December 27, 1996, between Vistana, Inc. and Carol Lytle (1, 3)

  10.6 Employment Agreement, dated as of February 10, 1997, between Vistana, Inc. and John M. Sabin (1, 3)

  10.6-A Agreement, dated as of February 5, 1998, between Vistana, Inc. and John M. Sabin (3, 5)

  10.6-B Employment Agreement, dated as of November 18, 1997, between Vistana, Inc. and Charles E. Harris (3, 5)

 *10.6-C Letter amendment dated May 28, 1998 between Vistana, Inc. and Charles E. Harris (3)

 *10.6-D Second Amendment dated March 4, 1999 between Vistana, Inc. and Charles E. Harris (3)

 *10.6-E Employee Agreement, dated as of January 30, 1998, between Vistana, Inc. and Mark E. Patten (3)

 *10.6-F  First Amendment dated March 4, 1999 between Vistana, Inc. and Mark
          E. Patten

  10.7 Amended and Restated Subscription Agreement, dated as of February 10, 1997, among Vistana, Inc. and each of the persons whose signatures appear on the execution pages thereof (1)

  10.8    Vistana Stock Plan (1, 3)

  10.8-A Vistana, Inc. Stock Plan as amended through May 15, 1998 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Vistana, Inc. (File No. 333-53283)) (3)

 *10.9 Vistana, Inc. Employee Stock Purchase Plan as amended through May 15, 1998 (3)

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

  10.11-A Joinder to Registration Rights Agreement, dated as of November 18,
          1997, between Vistana, Inc. and Charles E. Harris (5)

  10.11-B Assignment and Assumption Agreement, dated as of December 21, 1997, between Raymond L. Gellein, Jr., Trustee of Raymond L. Gellein, Jr. Revocable Trust, and NevWest Limited Partnership (5)

  10.11-C Assignment and Assumption Agreement, dated as of December 21, 1997, between Raymond L. Gellein, Jr., Trustee of JGG Holdings Trust, and NevEast Limited Partnership (5)

  10.11-D Assignment and Assumption Agreement, dated as of December 21, 1997, between Jeffrey A. Adler, Trustee of Jeffrey A. Adler Trust, and Rija Limited Partnership (5)

 *10.11-E Amendment No. 1 to Registration Rights Agreement dated as of March 5,
          1999 among Vistana, Inc. and the individuals, trusts and partnerships that are signatories thereto

  10.12 Agreement for Affiliation, dated as of May 26, 1995, among Resort Condominiums International, Inc., Vistana Development, Ltd., Raymond
          L. Gellein, Jr. and Jeffrey A. Adler (1)

  10.13 Limited Partnership Agreement of Vistana WGV, Ltd., dated as of June 28, 1996, among Vistana WGV Holdings, Inc., Vistana WGV Investment, Ltd., United Timeshares, Inc. and A. Zimand WGV Investment, Inc. (1)

 *10.13-A First Amendment to Limited Partnership Agreement, dated as of June 30,
          1998 among Vistana WGV Holdings, Inc., Vistana WGV Investment, Inc., United Timeshares, Inc., A. Zimand WGV Investment, Inc. and National Coal Company

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

  10.20 Affiliation Agreement dated as of September 15, 1997 by and between PGA Golf Properties, Inc. and Vistana, Inc. (2)

  10.21 Loan and Security Agreement, dated as of November 1, 1997, between Vistana Timeshare Mortgage Corp., as Borrower, and Dresdner Bank AG New York and Grand Cayman Branches, as Lender (5)

*10.21-A Amendment to Loan and Security Agreement dated as of November 24, 1998 between Vistana Timeshare Mortgage Corp. and Dresdner Bank AG New York and Grand Cayman Branches.

  10.22 Line of Credit Agreement, dated as of November 1, 1997, among Vistana, Inc. and Vistana Development, Ltd. and Dresdner Bank AG New York and Grand Cayman Branches (5)

  10.23 Revolving Credit Facility Agreement dated as of July 9, 1998 between FINOVA Capital Corporation and Vistana, Inc. (4)

  10.24 Indenture dated as of July 31, 1998 between Vistana 1998-A Timeshare Mortgage Corp. and Norwest Bank Minnesota, National Association. (4)

  10.25 Servicing Agreement dated as of July 31, 1998 between Vistana 1998-A Timeshare Mortgage Corp. and VCH Portfolio Services, Inc. (4)

 *10.26 Master Vistana Resort Construction Loan Facility dated as of October 9, 1998 between Heller

          Financial, Inc. and Vistana, Inc.

 *10.27 Master Vistana Resort Receivables Loan Facility dated as of December 30, 1998 between Heller Financial, Inc. and Vistana, Inc.

 *13.1    Vistana, Inc. 1998 Annual Report to Shareholders

 *21.1    List of subsidiaries of Vistana, Inc.

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

     (4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-Q dated November 16, 1998.

     (5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-K dated March 26, 1998.

     (6) In accordance with Rule 601(b)(2) of Regulation S-K, the exhibits and the disclosure schedules to this Agreement have not been filed. Vistana agrees to furnish supplementally a copy of any such omitted exhibit or schedule to the Commission upon request.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed by the Company during the year ended December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City Orlando, State of Florida, on March 23, 1999.

                              Vistana, Inc.


                              By:    /s/  Raymond L. Gellein, Jr.
                                   -------------------------------------
                                   Name:  Raymond L. Gellein, Jr.
                                   Title: Chairman of the Board and Co-Chief
                                          Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 23, 1999 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ RAYMOND L. GELLEIN, JR.             Chairman of the Board, Co-Chief Executive Officer
----------------------------------      and Director (Principal Executive Officer)
Raymond L. Gellein, Jr.


/s/ JEFFREY A. ADLER                    President, Co-Chief Executive Officer and Director
----------------------------------
Jeffrey A. Adler


/s/ CHARLES E. HARRIS                   Vice Chairman of the Board, Chief Financial
----------------------------------      Officer, Treasurer and Director (Principal
Charles E. Harris                       Financial Officer)


/s/ MARK E. PATTEN                      Vice President and Chief Accounting Officer
----------------------------------      (Principal Accounting Officer)
Mark E. Patten

/s/ JAMES G. BROCKSMITH, JR.            Director
----------------------------------
James G. Brocksmith, Jr.

/s/ LAURENCE S. GELLER                  Director
----------------------------------
Laurence S. Geller

/s/ STEVEN J. HEYER                     Director
----------------------------------
Steven J. Heyer