Form 10-Q
period 1999-03-31
VISTANA INC
filed 1999-05-14
CIK 1029753

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1999

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

                                 (407) 239-3000
              (Registrant's Telephone Number Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]    No  [_]

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 10, 1999: 21,295,974 shares.

This quarterly report on Form 10-Q contains 17 pages, of which this is page 1.

                         VISTANA, INC. AND SUBSIDIARIES

                                     Index



Part I     Financial Information

           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets, as of March 31, 1999 (unaudited)
                    and December 31, 1998                                                        Page 3

                    Condensed Consolidated Statements of Income for the three month periods
                    ended March 31, 1999 and 1998 (unaudited)                                    Page 4

                    Condensed Consolidated Statements of Cash Flow for the three month
                    periods ended March 31, 1999 and 1998 (unaudited)                            Page 5

                    Notes to Condensed Consolidated Financial Statements (unaudited)             Page 6

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                    Page 11

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   Page 15

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

           Item 3.  Defaults upon Senior Securities                                              Page 16
                    None

           Item 4.  Submission of Matters to a Vote of Security Holders                          Page 16
                    None

           Item 5.  Other Information                                                            Page 16
                    None

           Item 6.  Exhibits and Reports on Form 8-K                                             Page 16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VISTANA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                                      March 31,        December 31,
                                                                        1999               1998
                                                                     ----------        ------------
                                                                     (unaudited)
ASSETS
Cash and cash equivalents                                             $ 23,279           $ 20,001
Restricted cash                                                         30,284             29,054
Customer mortgages receivable, net                                     240,982            223,275
Other receivables, net                                                  10,663              8,053
Inventory of Vacation Ownership Interests                               61,933             50,019
Construction in progress                                                22,882             30,922
                                                                      --------           --------
Total Vacation Ownership Interests                                      84,815           $ 80,941
                                                                      --------           --------
Prepaid expenses and other assets                                       23,332             24,408
Land held for development                                               22,249             23,874
Intangible assets, net                                                  20,438             19,743
Property and equipment, net                                             48,297             42,071
                                                                      --------           --------
            Total Assets                                               504,339           $471,420
                                                                      ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                19,236           $ 17,502
Income taxes payable                                                     2,152                424
Accrued compensation and benefits                                        9,906             10,883
Customer deposits                                                       25,363             22,610
Deferred income taxes                                                   26,738             25,753
Other liabilities                                                        6,816              5,723
Notes and mortgages payable                                            264,438            242,644
                                                                      --------           --------
            Total Liabilities                                          354,649            325,539
Minority interest                                                          865              1,665

Shareholders' Equity
Common stock, $.01 par value: Authorized 100,000,000 shares
  Issued and outstanding 21,260,073 and 21,224,172 shares
  at March 31, 1999 and December 31, 1998, respectively                    212                212
Additional paid-in capital                                             112,005            111,502
Retained earnings                                                       36,608             32,502
                                                                      --------           --------
            Total Shareholders' Equity                                 148,825            144,216
                                                                      --------           --------
            Total Liabilities and Shareholders' Equity                $504,339           $471,420
                                                                      ========           ========

See accompanying notes to condensed consolidated financial statements.

                         VISTANA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                           -----------------------------
                                                                                               1999             1998
                                                                                           -----------       -----------
Revenues:
     Vacation Ownership Interest sales                                                     $    50,084       $    33,535
     Interest                                                                                    7,897             6,085
     Resort                                                                                      6,966             4,592
     Telecommunications                                                                          1,652             2,043
     Other                                                                                       1,148               931
                                                                                           -----------       -----------
Total revenues                                                                                  67,747            47,186
                                                                                           -----------       -----------
Costs and operating expenses:
     Vacation Ownership Interest cost of sales                                                  11,702             7,048
     Sales and marketing                                                                        23,988            16,945
     Interest expense - treasury                                                                 2,412             2,188
     Provision for doubtful accounts                                                             3,707             2,482
     Resort                                                                                      6,177             3,757
     Telecommunications                                                                          1,414             1,647
     General and administrative                                                                  5,580             4,595
     Depreciation and amortization                                                               2,306             1,180
     Interest expense - other                                                                    1,860               373
     Other                                                                                       1,703             1,684
                                                                                           -----------       -----------
Total costs and operating expenses                                                              60,849            41,899
                                                                                           -----------       -----------
Operating income                                                                                 6,898             5,287
     Excess value recognized                                                                        19                30
     Minority interest                                                                             800               294
                                                                                           -----------       -----------
Income before income taxes and cumulative effect of change in accounting                         7,717             5,611
     Provision for income taxes                                                                  3,010             2,132
                                                                                           -----------       -----------
Income before cumulative effect of change in accounting                                          4,707             3,479
     Cumulative effect of change in accounting, net of tax                                         601                --
                                                                                           -----------       -----------
          Net income                                                                       $     4,106       $     3,479
                                                                                           ===========       ===========
Per Share Data:
  Basic
    Income per share before cumulative effect of change in accounting                      $       .22       $       .17
    Cumulative effect of change in accounting                                                     (.03)               --
                                                                                           -----------       -----------
    Net income per share                                                                   $       .19       $       .17
                                                                                           -----------       -----------
    Weighted average number of shares outstanding                                           21,239,330        21,015,112
                                                                                           ===========       ===========
  Diluted
    Income per share before cumulative effect of accounting change                         $       .22       $       .16
    Cumulative effect of change in accounting                                                     (.03)               --
                                                                                           -----------       -----------
    Net income per share                                                                   $       .19       $       .16
                                                                                           -----------       -----------
    Weighted average number of shares outstanding                                           21,292,747        21,629,749
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

                         VISTANA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         ---------------------------
                                                                           1999               1998
                                                                         --------           --------
OPERATING ACTIVITIES
Net income                                                               $  4,106           $  3,479
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization expense                                  2,306              1,180
     Amortization of discount on customer mortgages receivable               (190)              (412)
     Provision for doubtful accounts                                        3,707              2,482
     Minority interest                                                       (800)              (294)
     Deferred income taxes                                                    985              2,082
     Changes in operating assets and liabilities:
          Other receivables, net                                           (3,181)            (2,345)
          Vacation ownership interests                                     (2,249)           (12,984)
          Prepaid expenses and other assets                                   596             (2,012)
          Accounts payable and accrued liabilities                          1,734              4,461
          Income taxes payable                                              1,728               (482)
          Accrued compensation and benefits                                  (977)            (1,736)
          Customer deposits                                                 2,753              3,260
          Other liabilities                                                 1,093              2,713
                                                                         --------           --------
               Net cash provided (used) by operating activities            11,611               (608)
                                                                         --------           --------
INVESTING ACTIVITIES
Expenditures for land, property and equipment                              (7,673)            (3,429)
Customer mortgages receivable, net                                        (21,224)           (13,610)
Additions to restricted cash                                               (1,230)            (5,342)
                                                                         --------           --------
               Net cash used in investing activities                      (30,127)           (22,381)
                                                                         --------           --------
FINANCING ACTIVITIES
Proceeds from notes and mortgages payable                                  57,709             74,497
Payments on notes and mortgages payable                                   (35,915)           (46,218)
Proceeds from exercised stock options                                          --                518
                                                                         --------           --------
               Net cash provided by financing activities                   21,794             28,797
                                                                         --------           --------
               Net increase in cash and cash equivalents                 $  3,278           $  5,808
Cash and cash equivalents, beginning of period                           $ 20,001           $  9,878
                                                                         --------           --------
Cash and cash equivalents, end of period                                 $ 23,279           $ 15,686
                                                                         ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                                            $  4,630           $  2,370
     Taxes                                                                     --                532

See accompanying notes to condensed consolidated financial statements.

                         VISTANA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS`
                                  (UNAUDITED)

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

At March 31, 1999 and 1998, the consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and two partnerships between one or more subsidiaries and unaffiliated third-party partners wherein the Company exercises operational and financial control over such partnerships. Interests of unaffiliated third parties are reflected as minority interests.

The condensed consolidated financial statements of the Company as of and for the three months ended March 31, 1999 have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1999 and the consolidated results of its operations for the three months ended March 31, 1999 and 1998. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company's Annual Report on Form 10-K and the consolidated financial statements incorporated by reference therein.

NOTE 2. CAPITAL TRANSACTIONS AND BASIS OF PRESENTATION

The Company became the parent for all of the operations of its predecessors in connection with the initial public offering (the "Initial Offering") completed on February 28, 1997. At the time of the Initial Offering, each of the owners of the predecessor entities (the "Principal Shareholders") transferred to the Company all of the existing common stock and partnership interests owned by them in exchange for 14.2 million shares (20 shares of the Common Stock of the Company were outstanding at the time of the Initial Offering) of the Company (the "Formation Transactions"). A total of 5.6 million shares of the Common Stock of the Company were offered (4.6 million shares by the Company and 0.9 million shares by the Principal Shareholders) to the public in the Initial Offering. In addition, in connection with the Initial Offering and the Formation Transactions, former equity holders of the Company's predecessor corporations and limited partnerships received a distribution of approximately $2.6 million, $0.3 million of which represented the balance of such holders' federal and state income tax liability attributable to their ownership of such entities through the date of the Initial Offering, and $2.3 million of which represented the retained earnings of the Company's predecessor corporations and limited partnerships for which such holders had previously paid income tax. The Formation Transactions were accounted for as a reorganization of entities under common control in a manner similar to a pooling of interests. Accordingly, the net assets of the predecessor corporations and limited partnerships were recorded at the predecessor entities' basis.

The majority of the consolidated subsidiaries in the Formation Transaction were formed in 1991 by the principal shareholders to acquire and own, either directly or indirectly, the assets and certain liabilities of the predecessor operating entities from the previous owner. The consolidated financial statements shown herein for the Company and its consolidated subsidiaries for each respective period include the operations of its predecessors in interest.

For the three months ended March 31, 1999, the Company had no amounts considered as other comprehensive income. Therefore, comprehensive income is equivalent to net income as reported on the face of the condensed consolidated statements of income.

NOTE 3. CUSTOMER MORTGAGES RECEIVABLE, NET

At March 31, 1999 and December 31, 1998, customer mortgages receivable, net, consisted of:

                                                                                 March 31,                 December 31,
                                                                                   1999                        1998
                                                                                  --------                    --------
                                                                                             (In thousands)
Customer mortgages receivable, gross                                              $262,457                    $243,263
Less:
      Unamortized discount on repurchased customer mortgages receivable               (640)                       (830)
      Allowance for doubtful accounts                                              (20,835)                    (19,158)
                                                                                  --------                    --------
Customer mortgages receivable, net                                                $240,982                    $223,275
                                                                                  ========                    ========

As of March 31, 1999 and December 31, 1998, customer mortgages receivable, gross, from buyers not residing in the United States or Canada aggregated approximately $43.6 million and $42.2 million, respectively, with buyers within no individual foreign country aggregating more than 5% of gross outstanding customer mortgages receivable. Stated interest rates on customer mortgages receivable outstanding at March 31, 1999 range from 00.0% to 17.9% per annum (averaging approximately 14.4% per annum contractually). Interest is not imputed on customer mortgages receivable with less than a market interest rate because such amounts are immaterial. The activity in the customer mortgages receivable allowance for doubtful accounts is as follows:

                                                        Three Months ended
                                                            March 31,
                                                -----------------------------------
                                                 1999                        1998
                                                -------                     -------
                                                          (In thousands)

Balance, beginning of period                    $19,158                     $12,594
Provision for doubtful accounts                   3,707                       2,482
Customer mortgages receivable charged off        (2,030)                     (1,252)
                                                -------                     -------

Balance, end of period                          $20,835                     $13,824
                                                =======                     =======

NOTE 4. NOTES AND MORTGAGES PAYABLE

At March 31, 1999 and December 31, 1998, notes and mortgages payable consisted of:

                                                                                     March 31,                December 31,
                                                                                       1999                      1998
                                                                                     ---------                -----------
                                                                                               (In thousands)
Notes payable secured by customer mortgages receivable bearing interest at rates which include fixed interest of 6.1% and variable rates ranging from prime plus 2% (9.75% at March 31, 1999), LIBOR plus 2.5% (7.56% at
 March 31, 1999), LIBOR plus 2.65% (7.71% at March 31, 1999) and LIBOR
 plus 1% (6.06% at March 31, 1999)                                                    $147,492                  $133,265

Notes payable and mortgage obligations secured by real estate bearing interest at rates which include fixed interest at 8.2% and variable rates ranging from prime plus 2%, LIBOR plus 3.25% (8.31% at March 31, 1999),
 LIBOR plus 2.65%, and LIBOR plus 2.85% (7.91% at March 31, 1999)                       99,222                    91,532

Other notes and mortgage loans payable bearing  variable interest at rates which include LIBOR plus 2.25% (7.31% at March 31, 1999) and prime plus 2%
                                                                                        17,724                    17,847
                                                                                      --------                  --------
Total notes and mortgages payable:                                                    $264,438                  $242,644
                                                                                      ========                  ========

NOTE 5. INCOME TAXES

Upon completion of the Initial Offering, the Company became subject to federal and state income taxes from the effective date of the sale of the Common Stock.

The Company reports most of its sales of VOI's on the installment method for federal income tax purposes. As a result, the Company does not recognize taxable income on these sales until the installment payments have been received from the Company's customers. In 1997, the Company became subject to the Alternative Minimum Tax ("AMT") as a result of the deferred income which results from the installment sales method. In 1999, the Company will continue to be subject to state and federal AMT.

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

NOTE 6. STOCK PLANS

The Vistana, Inc. Stock Plan (the "Stock Plan") was adopted by the Company's shareholders in December 1996, prior to the Initial Offering, and amended by the Company's shareholders in April 1998. As amended, the Stock Plan covers 2.5 million shares of Common Stock and permits the Company to grant to employees, directors, officers, and consultants of the Company and its subsidiaries and affiliates: (i) incentive stock options ("ISOs"); (ii) non-qualified stock options ("NSOs"); (iii) stock appreciation rights; (iv) phantom stock awards; and (v) restricted stock. The Stock Plan is administered by the Compensation Committee of the Board of Directors, which also selects the individuals who receive grants under the plan. As of March 31, 1999, the only grants that had been made under the Stock Plan were NSOs.

In connection with the Initial Offering, the Principal Shareholders granted certain executive officers and other employees of and a consultant to the Company (i) immediately exercisable options to purchase an aggregate of 1.4 million shares of Common Stock at an exercise price equal to $12 per share, and
(ii) an option, which vests on February 10, 2001, to purchase an aggregate of
0.04 million shares of Common Stock at an exercise price equal to $12 per share. Subsequent to the Initial Offering, the Principal Shareholders granted certain executive officers (i) an option, which vests over a period of four years, to purchase 0.4 million shares of Common Stock at an exercise price equal to $24.62 per share, and (ii) an option, which vests over a period of four years, to purchase an aggregate of 0.04 million shares of Common Stock at an exercise price equal to $24.25 per share. All of these options will terminate ten years after the date of grant, subject to certain exceptions. The shares covered by these options were included in shares issued and outstanding as of March 31, 1999 and December 31, 1998.

Effective October 1, 1997, the Company adopted the Vistana, Inc. Employee Stock Purchase Plan (the "Purchase Plan") to assist employees in acquiring a stock ownership interest in the Company and to encourage employees to remain in the employ of the Company. The Purchase Plan meets the requirements of an "employee stock purchase plan" pursuant to section 423 of the Internal Revenue Code. A maximum of 1.0 million shares of Common Stock is reserved for issuance under the Purchase Plan. Shares purchased under the Purchase Plan are issued semi-annually on October 1 and April 1. As of March 31, 1999, approximately 39,000 shares had been issued under the Purchase Plan.

NOTE 7. EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and shared in the earnings of the Company. For the three months ended March 31, 1999 and March 31, 1998, approximately 0.05 million and 0.6 million net shares, respectively, relative to options granted were considered dilutive after giving effect for taxes and the application of the treasury stock method and were included in the diluted EPS calculation. An additional 0.3 million and
0.03 million shares, respectively, were considered anti-dilutive and therefore excluded from the diluted EPS calculation. Contingent shares recorded but not issued were considered outstanding for purposes of computing diluted EPS.

NOTE 8. ACCOUNTING CHANGE

On January 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), issued by the American Institute of Certified Public Accountants. SOP 98-5 requires costs of start-up activities and organizational costs be expensed as incurred. The effect of initially applying the provisions of SOP 98-5 was reported as a change in accounting principle and, thereafter, all such costs have been expensed as incurred. The change in accounting principle resulted in the write-off of amounts capitalized as pre-opening costs as of December 31, 1998. The cumulative effect of the write-off, which totaled $0.6 million (net of tax), has been expensed and reflected in the condensed consolidated statements of income for the three months ended March 31, 1999.

NOTE 9. SEGMENT REPORTING

                              Revenue from
                                External                       Operating
                               Customers                       Income (1)
                              ------------                     ---------
March 31, 1999

Timeshare Development            $59,129                         $6,282
Resort Operations                  6,966                            476
                                 -------                         ------
Total Segments                    66,095                          6,758
Other                              1,652                            140
Total Company                    $67,747                         $6,898
                                 =======                         ======

March 31, 1998

Timeshare Development            $40,551                         $4,421
Resort Operations                  4,592                            556
                                 -------                         ------
Total Segments                    45,143                          4,977
Other                              2,043                            310
Total Company                    $47,186                         $5,287
                                 =======                         ======

(1) Total Company operating income equals income before taxes, extraordinary item and cumulative effect of accounting change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion of the Company's results of operations is derived from the condensed consolidated statements of income for the three months ended March 31, 1999 and March 31, 1998.



                                                                       Three Months Ended
                                                                            March 31,
                                                                ----------------------------------
                                                                  1999                      1998
                                                                --------                  --------
STATEMENT OF OPERATIONS:
AS A PERCENTAGE OF TOTAL REVENUES:
VOI sales                                                           73.9%                     71.1%
Interest                                                            11.7%                     12.9%
Resort                                                              10.3%                      9.7%
Telecommunications                                                   2.4%                      4.3%
Other                                                                1.7%                      2.0%
                                                                --------                  --------

    Total revenues                                                 100.0%                    100.0%
                                                                ========                  ========

AS A PERCENTAGE OF VOI SALES:
VOI cost of sales                                                   23.4%                     21.0%
Sales and marketing                                                 47.9%                     50.5%
Provision for doubtful accounts                                      7.4%                      7.4%

AS A PERCENTAGE OF INTEREST REVENUES:
Interest expense - treasury                                         30.5%                     36.0%

AS A PERCENTAGE OF TOTAL REVENUES:
General and administrative                                           8.2%                      9.7%
Depreciation and amortization                                        3.4%                      2.5%
Interest expense - other                                             2.7%                       .8%
Other                                                                2.5%                      3.6%
    Total costs and operating expenses                              89.8%                     88.8%

AS A PERCENTAGE OF RESORT REVENUES:
Resort expenses (1)                                                 88.7%                     81.8%

AS A PERCENTAGE OF TELECOMMUNICATION REVENUES:
Telecommunications expenses (1)                                     85.6%                     80.6%

SELECTED OPERATING DATA:
Number of resorts at end of period                                    10                         6
Number of VOI's sold - actual (2)                                  4,670                     3,463
Average sales price per VOI sold - actual (2)                    $ 9,938                   $ 9,684
Number of VOI's sold - annualized (3)                              3,673                     2,842
Average sales price per VOI sold - annualized (3)                $12,637                   $11,800
Percentage of alternate unit week sales                             42.7%                     35.9%
Number of VOI's in inventory at end of period (4)                 25,519                    15,115

-----------------------------------
(1) Does not include interest and depreciation expenses.
(2) Includes sales of both annual and alternate-year VOI's.
(3) Includes sales of annual intervals plus sales of alternate year intervals adjusted on an annualized basis.
(4) Inventory classified as annual VOI's.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998.

REVENUE:

For the three months ended March 31, 1999, the Company recognized total revenues of $67.7 million compared to $47.2 million for the three months ended March 31, 1998, an increase of $20.5 million, or 43.4%. This increase is primarily due to a $16.6 million, or 49.6%, increase in sales of vacation ownership interests (VOI's) from $33.5 million during 1998 to $50.1 million during 1999. VOI sales increased due to a 34.9% increase in the number of VOI's sold from 3,463 in the three months ended March 31, 1998 to 4,670 in 1999, a 2.6% increase in the average sales price and the recognition in the first quarter of 1999 of $3.8 million in VOI sales as calculated under the percentage of completion method for the Company's Scottsdale resort. Annualizing alternate year VOI sales, the number of VOI's sold during the three months ended March 31, 1999, increased 29.2% to 3,673 from 2,842, and the average sales price per interval increased 7.1% to $12,637 from $11,800. The increase in VOI sales resulted from increased VOI sales at the Company's Vistana Resort in Orlando, Vistana Resort at World Golf Village and its resort at Myrtle Beach. In addition, VOI sales increased in the quarter ended March 31, 1999 due to VOI sales at the Lakeside Terrace and Scottsdale resorts which are included in revenues in the first quarter of 1999, but not in the comparable period in 1998. The increase in average sales price reflects increased volume from resorts with higher price-point inventory, offset by higher sales of alternate-year VOI's.

Interest income increased 29.5% to $7.9 million from $6.1 million due to a 44.7% increase in the average principal amount of net customer mortgages receivable, from $166.6 million at March 31, 1998 to $241.0 million at March 31, 1999. Interest income also includes the discount amortization on customer mortgages receivable of $0.2 million and $0.4 million recognized during the three-month periods ended March 31, 1999 and March 31, 1998, respectively, relating to the repurchase of customer mortgages receivable. This discount resulted from a 1995 transaction in which the Company re-acquired customer mortgages receivable which had been previously sold in 1991 as well as recognition of a discount on certain customer mortgages receivables repurchased in 1996 from an investment partnership (both transactions pursuant to related clean-up call provisions). As of March 31, 1999, $0.6 million of total unamortized discount remained and is expected to be amortized through 1999.

Resort revenue increased 52.2%, from $4.6 million to $7.0 million, primarily as a result of increased room rentals due to an increase in rooms available for rental and higher occupancy levels. Telecommunication revenues (guest telephone charges at the Company's resorts and revenues from contracting services provided to third parties) decreased 17.6% from $2.0 million for the quarter ended March 31, 1998 to $1.7 million for the quarter ended March 31, 1999, primarily due to lower revenue from contracting services offset by increased guest telephone charges from higher resort occupancy.

COSTS AND OPERATING EXPENSES:

Total costs and operating expenses increased 45.1% to $60.8 million from $41.9 million, an increase as a percentage of total revenues from 88.8% in 1998 to 89.8% in 1999. VOI cost of sales (product cost), as a percentage of VOI sales, increased from 21.0% in 1998 to 23.4% in 1999, reflecting the acquisition of some higher cost product through lien foreclosures, seasonal pricing at the Company's Myrtle Beach resort and a higher mix of one-bedroom VOI sales offset by the increased sales of alternate-year VOI's. VOI cost of sales is expected to remain higher than 1998 levels as new resorts having increased land and construction costs comprise a larger part of the Company's VOI sales. Sales and marketing expenses increased 42.0% from $16.9 million in 1998 to $24.0 million in 1999, primarily due to a 49.6% increase in related VOI sales levels. As a percentage of VOI sales, sales and marketing expenses decreased from 50.5% in 1998 to 47.9% in 1999, primarily as a result of higher sales volume, lower costs at the Company's Myrtle Beach and Scottsdale resorts and increased efficiencies at Vistana Resort in Orlando.

Loan portfolio expenses consist of interest expense-treasury and the provision for doubtful accounts. Interest expense-treasury increased to $2.4 million in 1999 from $2.2 million in 1998, primarily as a result of increased levels of debt secured by customer mortgages receivable offset by a lower average cost of funds. Because a significant portion of the Company's indebtedness bears interest at variable rates and the Company's customer mortgages receivable earn interest at fixed rates, increases in short-term interest rates could have an adverse effect on the net interest margin earned by the Company on its customer mortgages receivable. The provision for doubtful accounts remained at 7.4% of VOI sales in 1999, consistent with the first quarter of 1998. The Company periodically monitors its allowance for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable. Management believes that the allowance is adequate for such future losses.

Resort expenses increased as a percentage of resort revenue from 81.8% for the quarter ended March 31, 1998 to 88.7% for the quarter ended March 31, 1999 as a result of increased operating costs at the Company's newer resorts which were not in operation during the first quarter of 1998. Telecommunication expense decreased at a rate commensurate with that of the related revenues. General and administrative expenses increased from $4.6 million for the three months ended March 31, 1998 to $5.6 million for the three months ended March 31, 1999, decreasing as a percent of total revenues from 9.7% in 1998 to 8.2% in 1999. The decrease in general and administrative expenses as a percent of total revenues was primarily the result of economies of scale relating to increased revenue levels. Depreciation and amortization increased as a percentage of total revenues to 3.4% for the three months ended March 31, 1999, compared to 2.5% in the same period in 1998, primarily due to capital additions during the three months ended March 31, 1999 and in 1998 for resort and sales facilities and for information technology assets. Interest expense-other increased as a percentage of revenue from 0.8% for the three months ended March 31, 1998 to 2.7% in the same period in 1999 due to increased borrowings secured by real estate primarily related to the construction of additional VOI inventory. Interest expense-other excludes amounts capitalized of $0.7 million in both quarters ended March 31, 1999 and 1998.

Other income increased $0.2 million or 22.2% from $0.9 million for the three months ended March 31, 1998 to $1.1 million for the three months ended March 31, 1999, primarily as a result of increased net sales of ticket inventory at the Company's Central Florida marketing company. Other expenses of $1.7 million remained consistent with the first quarter of 1998. Minority interest increased $0.5 million from $0.3 million for the three months ended March 31, 1998 to $0.8 million for the three months ended March 31, 1999, reflecting the loss from operations from consolidated ventures which are not wholly owned.

Operating income, excluding amounts for excess value recognized and minority interest, increased 30.2% to $6.9 million, or 10.2% of total revenues, during the three months ended March 31, 1999 from $5.3 million, or 11.2% of total revenues, during the three months ended March 31, 1998. Operating income for the three months ended March 31, 1999 includes $0.8 million relating to the recognition of VOI sales and related costs previously deferred under the percentage of completion method for the Company's Scottsdale resort.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE:

On January 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Cost of Start-up Activities" (SOP 98-5), issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that future costs of start-up activities be expensed as incurred. The effect of initially applying the provisions of SOP 98-5 was reported as a change in accounting principle and thereafter, all such costs have been expensed as incurred. The change in accounting principle resulted in the write-off of the costs capitalized as of December 31, 1998. The cumulative effect of the write-off, which totaled $0.6 million (net of tax), has been expensed and reflected in the condensed consolidated statements of income for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

The Company generates cash from operations from the sales and financing of VOI's, resort operations, management activities and telecommunication services. With respect to the sale of VOI's, the Company generates cash for operations from (i) customer down payments and (ii) third-party financing of customer mortgages receivable in amounts typically equal to 90% of the related customer mortgage receivable. The Company generates additional cash from the financing of VOI's equal to the difference between the interest received on the customer mortgages receivable and the interest paid on the notes payable secured by the Company's pledge of such customer mortgages receivable (which averaged 6.9% at March 31, 1999). As of March 31, 1999, the customer mortgages receivable portfolio averaged a 14.4% stated rate of interest. Net cash provided by operations for the three months ended March 31, 1999 was $11.6 million and cash used by operations was $0.6 million for the three months ended March 31, 1998. The increase in cash provided by operations for the quarter ended March 31, 1999, is primarily due to a decrease in the addition of units of VOI inventory from the completion of construction of additional units of VOI inventory.

Net cash used in investing activities for the three months ended March 31, 1999 and 1998 was $30.1 million and $22.4 million, respectively. The increase in 1999 is principally due to increased sales of VOI's and the related increase in origination of customer mortgages receivable.

Net cash provided by financing activities was $21.8 million during the quarter ended March 31, 1999 and $28.8 million in the comparable period in 1998, the decrease reflects an initial borrowing under an unsecured revolving line of credit in the first quarter of 1998 which remained outstanding at March 31, 1999.

The Company requires funds to finance the acquisition and development of vacation ownership resorts and related inventory, to finance customer purchases of VOI's and to fund working capital. Historically, these funds have been principally provided by indebtedness secured by a portion of the Company's land, construction in progress and inventory of unsold VOI's, customer mortgages receivable and other assets. As of March 31, 1999, the Company had $99.2 million outstanding under its notes payable secured by its land, construction in progress and VOI inventory, $147.5 million outstanding under its notes payable secured by customer mortgages receivable, and $17.7 million of other secured and unsecured notes payable.

The Company's current credit facilities (the "Credit Facilities") provide for term loans, of which $42.7 million were outstanding as of March 31, 1999, and revolving lines of credit, of which $13.9 million were outstanding related to notes secured by land, construction in progress and VOI inventory, and $92.8 million related to notes payable secured by customer mortgages receivable. At March 31, 1999, total committed but unused available capacity under the revolving lines of credit (assuming the availability of sufficient receivables or other qualified assets) and term loans was $116.9 million and $49.1 million, respectively. In addition, the Company has a $20.0 million revolving unsecured line of credit which had a remaining capacity of $5.0 million as of March 31,
1999.   As of March 31, 1999, the Company's term loans and revolving lines of credit accrued interest at various rates between 6.06% and 9.75% per annum. Approximately $208.7 million of the Company's indebtedness bears interest at variable rates based on fixed spreads over a specified reference rate. The Company bears the risk of increases in interest rates with respect to this indebtedness.

As of March 31, 1999, the Company's scheduled principal payments on its long-term indebtedness through 2003 (excluding payments on Credit Facilities secured primarily by customer mortgages receivable, as discussed below) were $41.0 million in 1999 (remaining nine months), $38.2 million in 2000, $13.5 million in 2001, $17.5 million in 2002 and $6.7 million in 2003 and thereafter. The foregoing principal repayment obligations exclude amounts due on notes payable secured by customer mortgages receivable, including the notes issued in connection with the 1998 securitization of $66.2 million in customer mortgages receivable, as such notes do not have fixed principal amortization dates. Rather, all collections of principal and interest on the receivables serving as collateral for these notes are paid to the lender on a monthly basis. Payments are first applied to outstanding interest and then to principal. The total amount of customer mortgages receivable pledged was $171.3 million and $160.9 million at March 31, 1999 and December 31, 1998, respectively.

At March 31, 1999, the Company's inventory of VOI's was 25,519 compared to 15,115 at March 31, 1998, an increase of 90.4%. The increase resulted from the addition of the Company's new resorts at Myrtle Beach and Vistana Resort at World Golf Village, the recently completed resorts at Scottsdale and Lakeside Terrace as well as increases at the Company's existing resorts, primarily Vistana Resort in Orlando.

The terms of certain of the Credit Facilities impose certain operating and financial restrictions upon the Company, including, without limitation, (1) maintenance of a minimum tangible net worth by the Company and certain of its operating subsidiaries; (2) maintenance of certain financial ratios, including the ratio of selling expenses to net VOI sales; (3) limitations on cash distributions by certain of the Company's operating subsidiaries to the amount of the subsidiary's net income or net cash flow (subject to certain exceptions for tax and other permitted distributions); (4) subordination of certain intercompany obligations; and (5) limitations on certain indebtedness. The Company's Credit Facilities are generally established for fixed terms and are also subject to early termination under certain events.

During the three months ended March 31, 1999, the Company entered into (i) a $30 million customer mortgages receivable-based revolving credit facility which bears interest at prime plus 1% and (ii) a $5.0 million master equipment facility which bears interest at LIBOR plus 1.5%. As of March 31, 1999, the Company had not drawn on either of these credit facilities.

The Company intends to pursue a growth-oriented strategy. Accordingly, the Company may from time to time acquire, among other things, additional vacation ownership resorts, additional land upon which vacation ownership resorts may be expanded or developed, and companies operating resorts or having vacation ownership assets, management, or sales or marketing expertise commensurate with the Company's operations in the vacation ownership industry. The Company is currently considering the acquisition of several additional land parcels for development of additional VOI inventory. The Company from time to time evaluates additional acquisitions of operating companies and related assets, but presently has no contracts or capital commitments relating to any such acquisitions.

In the future, the Company may negotiate additional or renewed credit facilities, issue debt or execute additional securitizations of customer mortgages receivable. Any debt incurred or issued by the Company may be secured or unsecured, bear interest at fixed or variable rates, and be subject to terms and conditions approved by management. The Company has historically enjoyed good credit relationships and has been successful in establishing new relationships and expanding existing credit facilities as its growth and opportunities have necessitated. Management believes the Company will continue to be able to borrow in this manner. However, adverse conditions in the capital or other financial markets, adverse financial performance by the Company or its subsidiaries, or the need for additional equity capital, could curtail or increase the cost of the Company's access to debt.

The Company believes that the cash generated from operations and future borrowings, including possible securitizations of customer mortgages receivable, will be sufficient to meet its working capital and capital expenditure needs for its current operations for the next 12 months. However, depending upon the Company's growth opportunities, conditions in the capital and other financial markets and other factors, the Company may from time to time consider the issuance of debt, equity or other securities, the proceeds of which may be used to finance acquisitions, to refinance debt or for general corporate purposes.

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

INFLATION

Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years. Due to the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues, operating income or net income. To the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its customer mortgages.

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

YEAR 2000

During the quarter ended March 31, 1999, the Company continued its efforts to minimize the risk of disruption from the "year 2000 (`Y2K') problem." This problem results from computer programs having been written using two digits (rather than four) to store date information. The Company's overall plan to address the Y2K problem is described more fully in its Annual Report on Form 10-K for the year ended December 31, 1998, and the following is an update of the information included therein.

IT Systems and non-IT Systems - Remediation efforts (including testing and certification) continued with respect to the Company's previously identified "critical" and "important" systems. The Company continues to expect that all "critical" systems will be tested and certified as Y2K compliant by June 1999, and that all "important" systems will be tested and certified by September 1999.

Costs-Total anticipated expenditures related to the Y2K project remain on target and are not expected to require significant incremental internal resources or third-party expense.

Based upon its efforts to date, the Company continues to believe that the majority of both its IT and its non-IT systems, including all critical and important systems, will remain fully operational after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect on its results of operations or financial condition. At this time, the Company believes its most likely "worst-case" scenario involves potential disruptions in the areas in which the Company must rely on third parties whose systems may not work properly after January 1, 2000. Although such failures could affect important operations of the Company, either directly or indirectly, in a significant manner, and have a material adverse effect on its results of operations and financial condition, the Company cannot presently estimate either the likelihood or the potential costs of such failures.

The nature and focus of the Company's efforts to address the Y2K issues may be revised periodically as interim goals are achieved and new issues identified. In addition, it is important to note that the description of the Company's efforts involves estimates and projections with respect to activities required in the future. These estimates and projections are subject to change as work continues and additional information is made available, and such changes may be substantial.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion should be read in conjunction with the Annual Report on Form 10-K and for the year ended December 31, 1998 and the condensed consolidated financial statements and notes thereto included elsewhere in the Form 10-Q.

The Company is exposed to interest rate changes primarily as a result of its notes and mortgages payable used to finance the acquisition and development of vacation ownership resorts and related inventory and to fund working capital. The Company is also exposed to interest rate changes with respect to its customer mortgages receivable which earn interest at fixed rates. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company may enter into derivative financial instruments such as interest rate swaps in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

For a complete description of the Company's interest rate and foreign currency related market risks, see the discussion in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There has not been a material change in the Company's exposure to interest rate risks since December 31, 1998.

FORWARD-LOOKING STATEMENTS

Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward-looking statements" within the meaning of the federal securities laws, including statements concerning the Company's future prospects and financial performance, expansion plans, business strategies and their intended results, and similar statements about anticipated future events and expectations that are not historical facts. Such statements are subject to numerous risks and uncertainties, including the effects of economic conditions, interest rates, consumer demand, payment and default risks on customer mortgages receivable, competitive conditions, the impact of government regulations and approval requirements, the availability and cost of capital to finance future growth, the ability to acquire, develop and sell vacation ownership inventory cost-effectively, the availability of qualified personnel, the ability to transfer the experience and historical operating results of the Company's mature resorts to its new properties, the ability to avoid disruption from year 2000 technology problems, the satisfactory completion of proposed joint venture, licensing, financing and other agreements, the satisfaction of various conditions and compliance with various covenants contained in the Company's existing agreements, and other risks described in the Company's filings with the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K. Such risks could cause actual results to differ materially from those expressed or implied by forward-looking statements contained herein.

PART II.    OTHER INFORMATION


   ITEM 1.  LEGAL PROCEEDINGS

       None.

   ITEM 2.  CHANGES IN SECURITIES

       None.

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

   ITEM 5.  OTHER INFORMATION

       None.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

            Exhibit 10.21-B: Second Amendment to Loan and Security Agreement dated as of April 20, 1999 between Vistana Timeshare Mortgage Corp. and Dresdner Bank AG New York and Grand Cayman Branches, as Lender.

            Exhibit 10.27-A: First Amendment to Master Vistana Resort Receivables Loan Facility and Ratification of Guaranty dated as of January 29, 1999 between Heller Financial, Inc. and Vistana, Inc.

            Exhibit 27:       Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES:

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                    VISTANA, INC.
                                    (REGISTRANT)


Date:  May 14, 1999                 By:  /s/ RAYMOND L. GELLEIN, JR.
     --------------                    -----------------------------------
                                       Raymond L. Gellein, Jr.
                                       CHAIRMAN AND CO-CHIEF EXECUTIVE
                                       OFFICER


                                    BY:  /s/ CHARLES E. HARRIS
                                       -----------------------------------
                                       CHARLES E. HARRIS
                                       VICE CHAIRMAN AND CHIEF
                                       FINANCIAL OFFICER


                                    BY:  /s/ MARK E. PATTEN
                                       -----------------------------------
                                       MARK E. PATTEN
                                       VICE PRESIDENT AND CHIEF
                                       ACCOUNTING OFFICER