Form 10-Q/A
period 1999-03-31
VISTANA INC
filed 1999-05-18
CIK 1029753

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

This quarterly report on Form 10-Q/A contains 17 pages, of which this is page 1.

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

Resort revenue increased 52.2%, from $4.6 million to $7.0 million, primarily as a result of increased room rentals due to an increase in rooms available for rental and higher occupancy levels. Telecommunication revenues (guest telephone charges at the Company's resorts and revenues from contracting services provided to third parties) decreased 15% from $2.0 million for the quarter ended March 31, 1998 to $1.7 million for the quarter ended March 31, 1999, primarily due to lower revenue from contracting services offset by increased guest telephone charges from higher resort occupancy.

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

Net cash provided by financing activities was $21.8 million during the quarter ended March 31, 1999 and $28.8 million in the comparable period in 1998.
The decrease reflects an initial borrowing under an unsecured revolving line of credit in the first quarter of 1998 which remained outstanding at March 31, 1999.

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

The Company's current credit facilities (the "Credit Facilities") provide for term loans, of which $142.7 million were outstanding as of March 31, 1999, and revolving lines of credit, of which $13.9 million were outstanding related to notes secured by land, construction in progress and VOI inventory, and $92.8 million related to notes payable secured by customer mortgages receivable. At March 31, 1999, total committed but unused available capacity under the revolving lines of credit (assuming the availability of sufficient receivables or other qualified assets) and term loans was $116.9 million and $49.1 million, respectively. In addition, the Company has a $20.0 million revolving unsecured line of credit which had a remaining capacity of $5.0 million as of March 31,
1999.   As of March 31, 1999, the Company's term loans and revolving lines of credit accrued interest at various rates between 6.06% and 9.75% per annum. Approximately $208.7 million of the Company's indebtedness bears interest at variable rates based on fixed spreads over a specified reference rate. The Company bears the risk of increases in interest rates with respect to this indebtedness.

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

At March 31, 1999, the Company's inventory of VOI's was 25,519 compared to 15,115 at March 31, 1998, an increase of 68.8%. The increase resulted from the addition of the Company's new resorts at Myrtle Beach and Vistana Resort at World Golf Village, the recently completed resorts at Scottsdale and Lakeside Terrace as well as increases at the Company's existing resorts, primarily Vistana Resort in Orlando.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998 and the condensed consolidated financial statements and notes thereto included elsewhere in the Form 10-Q/A.

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


Date:  May 18, 1999                 By:  /s/ RAYMOND L. GELLEIN, JR.
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