Form 10-Q
period 1999-06-30
VISTANA INC
filed 1999-08-12
CIK 1029753

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 1999

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

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 6, 1999: 21,320,952 shares.

This quarterly report on Form 10-Q contains 24 pages, of which this is page 1.

                        VISTANA, INC. AND SUBSIDIARIES

                                     Index



Part I  Financial Information

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets, as of
                 June 30, 1999 (unaudited) and December 31, 1998        Page 3

                 Condensed Consolidated Statements of Income for
                 the three month periods ended June 30, 1999 and
                 1998 (unaudited)                                       Page 4

                 Condensed Consolidated Statements of Income for
                 the six month periods ended June 30, 1999 and
                 1998 (unaudited)                                       Page 5

                 Condensed Consolidated Statements of Cash Flow
                 for the six month periods ended June 30, 1999
                 and 1998 (unaudited)                                   Page 6

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited)                                 Page 7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    Page 13

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                            Page 20

Part II Other Information

        Item 1.  Legal Proceedings                                      Page 22

        Item 2.  Changes in Securities                                  Page 22

        Item 3.  Defaults upon Senior Securities                        Page 22

        Item 4.  Submission of Matters to a Vote of Security Holders    Page 22

        Item 5.  Other Information                                      Page 22

        Item 6.  Exhibits and Reports on Form 8-K                       Page 23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        VISTANA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                                                     June 30,                 December 31,
                                                                                       1999                       1998
                                                                             ---------------------       --------------------
                                                                                   (unaudited)
ASSETS
Cash and cash equivalents                                                                 $ 28,350                   $ 20,001
Restricted cash                                                                             23,951                     29,054
Customer mortgages receivable, net                                                         252,533                    223,275
Other receivables, net                                                                      10,540                      8,053

Inventory of Vacation Ownership Interests                                                   66,442                     50,019
Construction in progress                                                                    18,815                     30,922
                                                                             ---------------------       --------------------

Total Vacation Ownership Interests                                                          85,257                   $ 80,941
                                                                             ---------------------       --------------------

Prepaid expenses and other assets                                                           27,319                     24,408
Land held for development                                                                   21,003                     23,874
Intangible assets, net                                                                      20,514                     19,743
Property and equipment, net                                                                 49,429                     42,071
                                                                             ---------------------       --------------------

            Total Assets                                                                  $518,896                   $471,420
                                                                             =====================       ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                                  $ 17,295                   $ 17,502
Income taxes payable                                                                         1,048                        424
Accrued compensation and benefits                                                           11,077                     10,883
Customer deposits                                                                           19,010                     22,610
Deferred income taxes                                                                       29,098                     25,753
Other liabilities                                                                            7,446                      5,723
Notes and mortgages payable                                                                276,687                    242,644
                                                                             ---------------------       --------------------

            Total Liabilities                                                              361,661                    325,539

Minority interest                                                                              736                      1,665

Shareholders' Equity
Common stock, $.01 par value: Authorized 100,000,000 shares
  Issued and outstanding 21,316,068 and 21,224,172 shares
  at June 30, 1999 and December 31, 1998, respectively                                         213                        212
Additional paid-in capital                                                                 112,777                    111,502
Retained earnings                                                                           43,509                     32,502
                                                                             ---------------------       --------------------

            Total Shareholders' Equity                                                     156,499                    144,216
                                                                             ---------------------       --------------------

            Total Liabilities and Shareholders' Equity                                    $518,896                   $471,420
                                                                             =====================       ====================

See accompanying notes to condensed consolidated financial statements.

                        VISTANA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                          Three Months Ended
                                                               June 30,
                                                     -------------------------
                                                        1999            1998
                                                     ----------      ----------
Revenues:
     Vacation Ownership Interest sales               $   55,931      $   42,596
     Interest                                             8,446           6,154
     Resort                                               7,716           5,488
     Telecommunications                                   2,217           2,058
     Other                                                1,400           1,255
                                                     ----------      ----------
Total revenues                                           75,710          57,551
                                                     ----------      ----------

Costs and operating expenses:
     Vacation Ownership Interest cost of sales           12,895           9,372
     Sales and marketing                                 24,167          20,192
     Interest expense -- treasury                         2,637           2,083
     Provision for doubtful accounts                      4,137           3,144
     Resort                                               7,065           4,819
     Telecommunications                                   1,929           1,660
     General and administrative                           5,233           4,753
     Depreciation and amortization                        2,282           1,481
     Interest expense -- other                            2,064             442
     Other                                                2,136           1,551
                                                     ----------      ----------

Total costs and operating expenses                       64,545          49,497
                                                     ----------      ----------

Operating income                                         11,165           8,054
     Excess value recognized                                 19              32
     Minority interest                                      129             285
                                                     ----------      ----------
 Income before income taxes                              11,313           8,371
     Provision for income taxes                           4,412           3,181
                                                     ----------      ----------

          Net income                                      6,901           5,190
                                                     ==========      ==========

Per Share Data:
  Basic
                                                     ----------      ----------
    Net income per share                                  $0.32           $0.25
                                                     ==========      ==========
    Weighted average number of shares outstanding    21,294,153      21,162,981
                                                     ==========      ==========

  Diluted
                                                     ----------      ----------
    Net income per share                                  $0.32           $0.24
                                                     ==========      ==========
    Weighted average number of shares outstanding    21,516,551      21,630,417
                                                     ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                        VISTANA, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                        -----------------------------
                                                                                            1999             1998
                                                                                        -----------      ------------
Revenues:
     Vacation Ownership Interest sales                                                  $     106,015     $    76,131
     Interest                                                                                  16,343          12,239
     Resort                                                                                    14,682          10,080
     Telecommunications                                                                         3,869           4,101
     Other                                                                                      2,548           2,186
                                                                                        -------------     -----------

Total revenues                                                                                143,457         104,737
                                                                                        -------------     -----------

Costs and operating expenses:
     Vacation Ownership Interest cost of sales                                                 24,597          16,420
     Sales and marketing                                                                       48,155          37,137
     Interest expense -- treasury                                                               5,049           4,271
     Provision for doubtful accounts                                                            7,844           5,626
     Resort                                                                                    13,242           8,576
     Telecommunications                                                                         3,343           3,307
     General and administrative                                                                10,813           9,348
     Depreciation and amortization                                                              4,588           2,661
     Interest expense -- other                                                                  3,924             815
     Other                                                                                      3,839           3,235
                                                                                        -------------     -----------

Total costs and operating expenses                                                            125,394          91,396
                                                                                        -------------     -----------

Operating income                                                                               18,063          13,341
     Excess value recognized                                                                       38              62
     Minority interest                                                                            929             579
                                                                                        -------------     -----------

Income before income taxes and cumulative effect of change in accounting                       19,030          13,982
     Provision for income taxes                                                                 7,422           5,313
                                                                                        -------------     -----------

Income before cumulative effect of change in accounting                                        11,608           8,669
     Cumulative effect of change in accounting, net of tax                                        601              --
                                                                                        -------------     -----------

          Net income                                                                           11,007           8,669
                                                                                        =============     ===========

Per Share Data:
  Basic
    Income per share before cumulative effect of change in accounting                   $        0.55     $      0.41
    Cumulative effect of change in accounting                                                   (0.03)             --
                                                                                        -------------     -----------

    Net income per share                                                                $        0.52     $      0.41
                                                                                        =============     ===========
    Weighted average number of shares outstanding                                          21,258,041      21,062,732
                                                                                        =============     ===========

  Diluted
    Income per share before cumulative effect of change in accounting                   $        0.54     $      0.40
    Cumulative effect of change in accounting                                                   (0.03)             --
                                                                                        -------------     -----------

    Net income per share                                                                $        0.51     $      0.40
                                                                                        =============     ===========
    Weighted average number of shares outstanding                                          21,406,321      21,568,074
                                                                                        =============     ===========

See accompanying notes to condensed consolidated financial statements.

                        VISTANA, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                      ------------------------------------
                                                                                         1999                        1998
                                                                                         ----                        ----
OPERATING ACTIVITIES
Net income                                                                            $ 11,007                    $  8,669
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization expense                                                4,588                       2,661
    Amortization of discount on customer mortgages receivable                             (379)                       (824)
    Provision for doubtful accounts                                                      7,844                       5,626
    Minority interest                                                                     (929)                       (579)
    Deferred income taxes                                                                3,345                       2,584
    Changes in operating assets and liabilities:
      Other receivables, net                                                            (3,058)                     (1,720)
      Vacation ownership interests and land held for development                        (1,445)                    (27,482)
      Prepaid expenses and other assets                                                 (3,920)                     (5,088)
      Accounts payable and accrued liabilities                                            (207)                      4,894
      Income taxes payable                                                                 624                        (482)
      Accrued compensation and benefits                                                    194                         (83)
      Customer deposits                                                                 (3,600)                      7,182
      Other liabilities                                                                  1,723                       4,232
                                                                                      --------                    --------
         Net cash provided (used) by operating activities                               15,787                        (410)
                                                                                      --------                    --------

INVESTING ACTIVITIES
Expenditures for property and equipment                                                (10,069)                    (11,018)
Customer mortgages receivable, net                                                     (36,723)                    (33,430)
Restricted cash                                                                          5,103                      (8,576)
                                                                                      --------                    --------
         Net cash used in investing activities                                         (41,689)                    (53,024)
                                                                                      --------                    --------

FINANCING ACTIVITIES
Proceeds from notes and mortgages payable                                              115,033                     125,995
Payments on notes and mortgages payable                                                (80,990)                    (67,700)
Proceeds from exercised stock options                                                        -                         839
Proceeds from employee stock purchase plan                                                 208                           -
                                                                                      --------                    --------
         Net cash provided by financing activities                                      34,251                      59,134
                                                                                      --------                    --------

         Net increase in cash and cash equivalents                                    $  8,349                    $  5,700

Cash and cash equivalents, beginning of period                                          20,001                       9,878
                                                                                      --------                    --------

Cash and cash equivalents, end of period                                              $ 28,350                    $ 15,578
                                                                                      ========                    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                                            $  9,814                    $  3,235
                                                                                      ========                    ========
  Taxes                                                                               $  3,068                    $  3,210
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

                         VISTANA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. General

Vistana, Inc. and its consolidated subsidiaries (the "Company") generate revenues from the sale and financing of Vacation Ownership Interests ("VOI's") in its resort properties which typically entitle the buyer to ownership of a fully-furnished unit for a one week period on an annual or an alternate-year basis. The Company's principal operations consist of (1) constructing, furnishing, marketing, selling and financing the sale of VOI's, and (2) managing the operations of its resorts and related amenities. The Company sells VOI's to both domestic and foreign purchasers. All contracts relating to the sale of VOI's are denominated in U.S. dollars.

At June 30, 1999 and 1998, the consolidated financial statements of the Company include the accounts of the Company and its consolidated subsidiaries and two partnerships between one or more subsidiaries and unaffiliated third-party partners wherein the Company exercises operational and financial control over such partnerships. Interests of unaffiliated third parties are reflected as minority interests.

The condensed consolidated financial statements of the Company as of and for the three months and six months ended June 30, 1999 have not been audited. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments and accruals (consisting of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 1999 and the consolidated results of its operations for the three months and six months ended June 30, 1999 and 1998. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in the Company's Annual Report on Form 10-K and the consolidated financial statements incorporated by reference therein.

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

For the three months and six months ended June 30, 1999, the Company had no amounts considered as other comprehensive income. Therefore, comprehensive income is equivalent to net income as reported on the face of the condensed consolidated statements of income.

Note 3. Customer Mortgages Receivable, Net

At June 30, 1999 and December 31, 1998, customer mortgages receivable, net, consisted of:

                                                                                 June 30,              December 31,
                                                                                   1999                    1998
                                                                                 --------              ------------
                                                                                           (In thousands)
Customer mortgages receivable, gross                                             $276,674                  $243,263
Less:
      Unamortized discount on repurchased customer mortgages receivable              (451)                     (830)
      Allowance for doubtful accounts                                             (23,690)                  (19,158)
                                                                                 --------                  --------

Customer mortgages receivable, net                                               $252,533                  $223,275
                                                                                 ========                  ========

As of June 30, 1999 and December 31, 1998, customer mortgages receivable, gross, from buyers not residing in the United States or Canada aggregated approximately $42.7 million and $42.2 million, respectively, with buyers within no individual foreign country aggregating more than 5% of gross outstanding customer mortgages receivable. Stated interest rates on customer mortgages receivable outstanding at June 30, 1999 range from 00.0% to 17.9% per annum (averaging approximately 14.5% per annum contractually). Interest is not imputed on customer mortgages receivable with less than a market interest rate because such amounts are immaterial. The activity in the customer mortgages receivable allowance for doubtful accounts is as follows:

                                                                                           Six months ended
                                                                                               June 30,
                                                                                 ----------------------------------
                                                                                   1999                      1998
                                                                                 --------                  --------
                                                                                           (In thousands)
Balance, beginning of period                                                      $19,158                   $12,594
Provision for doubtful accounts                                                     7,844                     5,626
Customer mortgages receivable charged off                                          (3,312)                   (2,807)
                                                                                 --------                  --------

Balance, end of period                                                            $23,690                   $15,413
                                                                                 ========                  ========

Note 4. Notes and Mortgages Payable

At June 30, 1999 and December 31, 1998, notes and mortgages payable consisted of:

                                                                                    June 30,              December 31,
                                                                                      1999                    1998
                                                                                    --------                --------
                                                                                            (In thousands)
Notes payable secured by customer mortgages receivable bearing interest at rates which include fixed interest of 6.1% and variable rates ranging from prime plus 2% (9.75% at June 30, 1999), LIBOR plus 2.5% (7.74% at
June 30, 1999), LIBOR plus 2.65% (7.89% at June 30, 1999) and LIBOR plus
1% (6.24% at June 30, 1999)                                                         $153,129                $133,265

Notes payable and mortgage obligations secured by real estate bearing interest at rates which include fixed interest at 8.2% and variable rates ranging from prime plus 2%, LIBOR plus 1.50% (6.74% at June 30, 1999),
LIBOR plus 3.25% (8.49% at June 30, 1999), LIBOR plus 2.65%, and LIBOR
plus 2.85% (8.09% at June 30, 1999)                                                  103,937                  91,532

Other notes and mortgage loans payable bearing variable interest at rates
which include LIBOR plus 2.25% (7.49% at June 30, 1999) and prime plus 2%             19,621                  17,847
                                                                                    --------                --------

Total notes and mortgages payable:                                                  $276,687                $242,644
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

Under Section 453(l) of the Internal Revenue Code, interest may be imposed on the amount of tax attributable to the installment payments on customer mortgages receivable for the period beginning on the first day of the following tax year after the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to pay tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The Company has not included a provision for this interest, as it is not currently subject to the tax. However, in the future it may become so. The Company continues to monitor its tax provision and may adjust it to provide for this interest in the future.

Note 6. Stock Plans

The Vistana, Inc. Stock Plan (the "Stock Plan") was adopted by the Company's shareholders in December 1996, prior to the Initial Offering, and amended by the Company's shareholders in April 1998. As amended, the Stock Plan covers 2.5 million shares of Common Stock and permits the Company to grant to employees, directors, officers, and consultants of the Company and its subsidiaries and affiliates: (i) incentive stock options ("ISOs"); (ii) non-qualified stock options ("NSOs"); (iii) stock appreciation rights; (iv) phantom stock awards; and (v) restricted stock. The Stock Plan is administered by the Compensation Committee of the Board of Directors, which also selects the individuals who receive grants under the plan. As of June 30, 1999, the only grants that had been made under the Stock Plan were NSOs.

In connection with the Initial Offering, the Principal Shareholders granted certain executive officers and other employees of and a consultant to the Company (i) immediately exercisable options to purchase an aggregate of 1.4 million shares of Common Stock at an exercise price equal to $12 per share, and
(ii) an option, which vests on February 10, 2001, to purchase an aggregate of
0.04 million shares of Common Stock at an exercise price equal to $12 per share. Subsequent to the Initial Offering, the Principal Shareholders granted certain executive officers (i) an option, which vests over a period of four years, to purchase 0.4 million shares of Common Stock at an exercise price equal to $24.62 per share, and (ii) an option, which vests over a period of four years, to purchase an aggregate of 0.04 million shares of Common Stock at an exercise price equal to $24.25 per share. All of these options will terminate ten years after the date of grant, subject to certain exceptions. The shares covered by these options were included in shares issued and outstanding as of June 30, 1999 and December 31, 1998. In connection with the Merger Agreement described in
Note 10, the Principal Shareholders have indicated that they intend to reduce the exercise prices of certain of these options effective immediately prior to the consummation date of the merger.

Effective October 1, 1997, the Company adopted the Vistana, Inc. Employee Stock Purchase Plan (the "Purchase Plan") to assist employees in acquiring a stock ownership interest in the Company and to encourage employees to remain in the employ of the Company. The Purchase Plan meets the requirements of an "employee stock purchase plan" pursuant to section 423 of the Internal Revenue Code. A maximum of 1.0 million shares of Common Stock is reserved for issuance under the Purchase Plan. Shares purchased under the Purchase Plan are issued semi-annually on October 1 and April 1. As of June 30, 1999, approximately 57,000 shares had been issued under the Purchase Plan.

Note 7. Earnings Per Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and shared in the earnings of the Company. For the three months and six months ended June 30, 1999, approximately 0.2 million and 0.1 million net shares, respectively, relative to options granted were considered dilutive after giving effect for taxes and the application of the treasury stock method and were included in the diluted EPS calculation. For the three months and six months ended June 30, 1998, approximately 0.5 million net shares relative to options granted were considered dilutive. An additional 0.2 million and 0.3 million shares, respectively, for the three months and six months ended June 30, 1999, were considered anti-dilutive and therefore excluded from the diluted EPS calculation. For the three months and six months ended June 30, 1998, 0.02 million net shares were considered anti-dilutive. Contingent shares recorded but not issued were considered outstanding for purposes of computing diluted EPS.

Note 8. Accounting Change

On January 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5), issued by the American Institute of Certified Public Accountants. SOP 98-5 requires costs of start-up activities and organizational costs be expensed as incurred. The effect of initially applying the provisions of SOP 98-5 was reported as a change in accounting principle and, thereafter, all such costs have been expensed as incurred. The change in accounting principle resulted in the write-off of amounts capitalized as pre-opening costs as of December 31, 1998. The cumulative effect of the write-off, which totaled $0.6 million (net of tax), was expensed in the first quarter and is reflected in the condensed consolidated statements of income for the six months ended June 30, 1999.

Note 9. Segment Reporting

                                                Revenue from
                                                  External            Operating
                                                 Customers            Income (1)
                                                ------------          ----------
Three months ended June 30, 1999
Timeshare Development                              $ 63,893              $10,630
Resort Operations                                     7,716                  338
                                                   --------              -------
Total Segments                                       71,609               10,968
Other                                                 4,101                  197
                                                   --------              -------
Total Company                                      $ 75,710              $11,165
                                                   ========              =======

Three months ended June 30, 1998

Timeshare Development                              $ 50,005              $ 7,342
Resort Operations                                     5,488                  419
                                                   --------              -------
Total Segments                                       55,493                7,761
Other                                                 2,058                  293
                                                   --------              -------
Total Company                                      $ 57,551              $ 8,054
                                                   ========              =======

Six months ended June 30, 1999

Timeshare Development                              $124,906              $16,912
Resort Operations                                    14,682                  814
                                                   --------              -------
Total Segments                                      139,588               17,726
Other                                                 3,869                  337
                                                   --------              -------
Total Company                                      $143,457              $18,063
                                                   ========              =======

Six months ended June 30, 1998

Timeshare Development                              $ 90,556              $11,763
Resort Operations                                    10,080                  975
                                                   --------              -------
Total Segments                                      100,636               12,738
Other                                                 4,101                  603
                                                   --------              -------
Total Company                                      $104,737              $13,341
                                                   ========              =======

(1) Total Company operating income equals income before taxes and cumulative effect of change in accounting.

Note 10. Subsequent Events

Merger Agreement

On July 18, 1999, the Company entered into a definitive merger agreement ("Merger Agreement") with Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") pursuant to which Vistana will become a wholly-owned subsidiary of Starwood. The merger is structured to provide holders of shares of common stock of Vistana ("Common Stock") with consideration valued at $19.00 per share, assuming the average price of a Starwood unit for the twenty-day trading period ending on the sixth day prior to the closing date of the merger (the "Market Price") is between $30.00 and $36.00 per share. In particular, the Merger Agreement provides that, upon consummation of the merger, holders of shares of Common Stock would be entitled to receive, for each share of Common Stock, consideration consisting of (i) $5.00 in cash and (ii) such number of units of Starwood stock ("Starwood Units") determined by multiplying each share of Common Stock by the Exchange Ratio. For such purposes, the "Exchange Ratio" shall equal
(x) $14.00 divided by (y) the Market Price of a Starwood Unit;

provided that in no event shall the Exchange Ratio be (A) less than an amount equal to $14.00 divided by $36.00 or (B) greater than an amount equal to $14.00 divided by $30.00. If the Market Price of the Starwood Units is less than $30, then the Exchange Ratio will be fixed at 0.4667 of a Starwood Unit for each share of Common Stock and the combination of cash and Starwood Units received by holders of Common Stock in the merger will have a value of less than $19 per share. At August 6, 1999, the closing price of Starwood Units on the New York Stock Exchange was $25.00.

The Board of Directors of Vistana unanimously approved the Merger Agreement on July 18, 1999. The Principal Shareholders of Vistana, who hold an aggregate of approximately 53% of the outstanding shares of Common Stock, have executed written consents to approve the Merger Agreement and, therefore, the required shareholder approval under Florida law has been obtained and no further meeting of shareholders will be held. The merger is subject to customary closing conditions. Either Starwood or Vistana may terminate the Merger Agreement upon certain events, including if the Market Price of Starwood Units is less than $23.00 on the day immediately preceding the closing date. The Merger Agreement may also be terminated by Starwood or Vistana if the merger has not been effected on or prior to January 31, 2000.

Receivable Securitization

On July 22, 1999, the Company completed the private placement of $80.3 million in principal amount of timeshare mortgage backed notes (the "Notes"). The securitization was structured as three classes of fixed-rate notes, with $44.0 million of 6.8% notes rated "AAA," approximately $28.8 million of 7.19% notes rated "A," and $7.5 million of 8.15% notes rated "BBB," by Duff & Phelps Credit Rating Co. ("DCR"). The Notes are secured by approximately $86.4 million in first mortgage liens on VOI's sold by Vistana subsidiaries in Florida, South Carolina, Arizona and Colorado. Credit enhancement for the "AAA" rated notes is provided by subordination of the "A" and "BB" rated notes, 7.0% overcollateralization, a letter of credit (approximately $0.8 million at execution) from Dresdner Bank AG, and a reserve account derived from the excess interest spread earned that grows from 0.0% to 5.0% of the pool balance. The "A" rated notes are credit enhanced by subordination of the "BBB" rated notes, the overcollaterization, a letter of credit (approximately $4.0 million at execution) from Dresdner Bank AG and the reserve account. The "BBB" rated notes are credit enhanced by the overcollaterization, a letter of credit (approximately $1.5 million at execution) from Dresdner Bank AG and the reserve account. The weighted average cost of the Notes, including the yield on the Notes and the cost of the letters of credit, is approximately 7.18% per annum. The Notes were issued through a bankruptcy-remote Vistana subsidiary. The securitization was treated as an on balance sheet financing for accounting purposes. No gain on sale will be recognized as a result of this transaction. The net proceeds of the securitzation were used primarily to repay $55.1 million of outstanding debt secured by customer mortgages receivable and bearing interest at LIBOR plus 1.0%. The buildup of the reserve account will be treated as restricted cash. The balance in the reserve account, once fully funded, and the levels of the letters of credit (subject to certain restrictions) will decrease at a rate commensurate with the amortization of the receivable pool.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


     The following discussion of the Company's results of operations is derived from the condensed consolidated statements of income for the three and six months ended June 30, 1999 and June 30, 1998 (Unaudited).

                                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                            ------------------------------------------

                                                               1999       1998       1999       1998
                                                            ------------------------------------------
Statement of operations:
As a Percentage of total revenues:
  VOI sales                                                    73.9%      74.0%      73.9%      72.7%
  Interest                                                     11.2%      10.7%      11.4%      11.7%
  Resort                                                       10.2%       9.5%      10.2%       9.6%
  Telecommunications                                            2.9%       3.6%       2.7%       3.9%
  Other                                                         1.8%       2.2%       1.8%       2.1%
                                                            -----------------------------------------

    Total Revenues                                            100.0%     100.0%     100.0%     100.0%
                                                            =========================================

As a Percentage of VOI Sales:
  VOI cost of sales                                            23.1%      22.0%      23.2%      21.6%
  Sales and marketing                                          43.2%      47.4%      45.4%      48.8%
  Provision for doubtful accounts                               7.4%       7.4%       7.4%       7.4%
As a Percentage of interest revenues:
  Loan portfolio:
  Interest expense--treasury                                   31.2%      33.8%      30.9%      34.9%
As a percentage of total revenues:
  General and administrative                                    6.9%       8.3%       7.5%       8.9%
  Depreciation and amortization                                 3.0%       2.6%       3.2%       2.5%
  Interest expense--other                                       2.7%       0.8%       2.7%       0.8%
  Other                                                         2.8%       2.7%       2.7%       3.1%
  Total costs and operating expenses                           85.3%      86.0%      87.4%      87.3%
As a Percentage of resort revenues:
  Resort expenses (1)                                          91.6%      87.8%      90.2%      85.1%
As a Percentage of telecommunication revenues:
  Telecommunications expenses (1)                              87.0%      80.7%      86.4%      80.6%
SELECTED OPERATING DATA:
  Number of resorts at end of period                             10          8         10          8
  Number of VOI's sold--actual (2)                            5,414      4,642     10,084      8,105
  Average sales price per VOI sold--actual (2)              $10,331    $ 9,549    $10,149    $ 9,607
  Number of VOI's sold--annualized (3)                        4,316      3,792      7,988      6,637
  Average sales price per VOI sold--annualized (3)          $12,960    $11,690    $12,812    $11,732
  Percentage of alternate unit week sales                      40.6%      36.7%      41.6%      36.1%
  Number of VOI's in inventory at period end (4)             24,524     17,729     24,524     17,729

(1)  Does not include interest and depreciation expenses.
(2)  Includes sales of both annual and alternate-year VOI's.
(3) Includes sales of annual intervals plus sales of alternate year intervals adjusted on an annualized basis.
(4)  Inventory classified as annual VOI's.

Recent Developments

On July 18, 1999, the Company entered into a definitive merger agreement ("Merger Agreement") with Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") pursuant to which Vistana will become a wholly-owned subsidiary of Starwood (the "Merger"). The Board of Directors of Vistana unanimously approved the Merger Agreement on July 18, 1999 and the principal shareholders of Vistana, who hold an aggregate of approximately 53% of the outstanding shares of Common Stock, have executed written consents to approve the Merger Agreement. Either Starwood or Vistana may terminate the Merger Agreement upon certain events. For more information, see Note 10 of Notes to Condensed Consolidated Financial
Statements and the Company's current Report on Form 8-K dated July 18, 1999.

Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998.

Revenue:

For the three months ended June 30, 1999, the Company recognized total revenues of $75.7 million compared to $57.6 million for the three months ended June 30, 1998, an increase of $18.1 million, or 31.4%. This increase is primarily due to a $13.3 million, or 31.2%, increase in sales of vacation ownership interests (VOI's) from $42.6 million during 1998 to $55.9 million during 1999. VOI sales increased due to a 16.6% increase in the number of VOI's sold from 4,642 in the three months ended June 30, 1998 to 5,414 in 1999, and an 8.2% increase in the average sales price from $9,549 to $10,331. Annualizing alternate year VOI sales, the number of VOI's sold during the three months ended June 30, 1999, increased 13.8% to 4,316 from 3,792, and the average sales price per interval increased 10.9% to $12,960 from $11,690. The increase in VOI sales resulted from increased VOI sales at the Company's Vistana Resort in Orlando, its resorts at Myrtle Beach and Scottsdale, Vistana Resort at World Golf Village and the Lakeside Terrace resort. The increase in average sales price reflects increased volume from resorts with higher price-point inventory, offset by higher sales of alternate-year VOI's.

Interest income increased 35.5% to $8.4 million from $6.2 million due to a 28.8% increase in the average principal amount of net customer mortgages receivable, from $191.6 million at June 30, 1998 to $246.8 million at June 30, 1999.

Resort revenue increased 40.0%, from $5.5 million to $7.7 million, primarily as a result of increased room rentals due to an increase in rooms available for rental and higher occupancy levels. Telecommunication revenues (guest telephone charges at the Company's resorts and revenues from contracting services provided to third parties) increased 4.8% from $2.1 million for the quarter ended June 30, 1998 to $2.2 million for the quarter ended June 30, 1999, primarily due to increased guest telephone charges from higher resort occupancy.

Costs and Operating Expenses:

Total costs and operating expenses increased 30.3% to $64.5 million from $49.5 million, a decrease as a percentage of total revenues from 86.0% in 1998 to 85.3% in 1999. VOI cost of sales (product cost), as a percentage of VOI sales, increased from 22.0% in 1998 to 23.1% in 1999, primarily reflecting an increased mix of higher cost product at some of the Company's new resorts, seasonal pricing at the Company's Myrtle Beach resort, a higher mix of one-bedroom VOI sales, and the acquisition of some higher cost product through lien foreclosures, offset by increased sales of alternate-year VOI's. VOI cost of sales is expected to remain higher than 1998 levels as new resorts having increased land and construction costs comprise a larger part of the Company's VOI sales. Sales and marketing expenses increased 19.8% from $20.2 million in 1998 to $24.2 million in the comparable three-month period in 1999, primarily due to a 31.2% increase in related VOI sales levels. As a percentage of VOI sales, sales and marketing expenses decreased from 47.4% in 1998 to 43.2% in the comparable three month period in 1999, primarily as a result of higher sales volume, lower costs at the Company's Myrtle Beach and Scottsdale resorts and increased efficiencies at Vistana Resort in Orlando, particularly from the Company's in-house and telemarketing programs.

Loan portfolio expenses consist of interest expense-treasury and the provision for doubtful accounts. Interest expense-treasury increased to $2.6 million in 1999 from $2.1 million in 1998, primarily as a result of increased levels of debt secured by customer mortgages receivable offset by a lower average cost of funds. Because a significant portion of the Company's indebtedness bears interest at variable rates and the Company's customer mortgages receivable earn interest at fixed rates, increases in short-term interest rates could have an adverse effect on the net interest margin earned by the Company on its customer mortgages receivable. The provision for doubtful accounts remained at 7.4% of VOI sales for the quarter ended June 30, 1999, consistent with the second quarter of 1998. The Company periodically monitors its allowance for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable. Management believes that the allowance is adequate for such future losses.

Resort expenses increased as a percentage of resort revenue from 87.8% for the quarter ended June 30, 1998 to 91.6% for the quarter ended June 30, 1999, as a result of increased operating costs at the Company's newer resorts including the Myrtle Beach resort and the Scottsdale resort, which are reflected in the quarter ended June 30, 1999, but not in the comparable period in 1998. Resort expenses do not reflect certain income credited to the Company's developer operations from the results of its resort operations. (See the discussion of other expenses below.) Telecommunication expense increased as a percentage of telecommunication revenue as a result of lower than expected revenues from contracting services. General and administrative expenses increased from $4.8 million for the three months ended June 30, 1998 to $5.2 million for the three months ended June 30, 1999, decreasing as a percent of total revenues from 8.3% in 1998 to 6.9% in 1999. The decrease in general and administrative expenses as a percentage of total revenues was primarily the result of economies of scale relating to increased revenue levels. Depreciation and amortization increased as a percentage of total revenues to 3.0% for the three months ended June 30, 1999, compared to 2.6% in the same period in 1998, primarily due to capital additions during the fourth quarter of 1998 and first quarter of 1999 for resort and sales facilities and information technology assets. Interest expense-other increased as a percentage of revenue from 0.8% for the three months ended June 30, 1998 to 2.7% in the same period in 1999 due to increased borrowings secured by real estate primarily related to the construction of additional VOI inventory. Interest expense-other excludes amounts capitalized of $0.5 million and $1.0 million for the quarters ended June 30, 1999 and 1998, respectively.

Other revenue increased $0.1 million or 7.7% from $1.3 million for the three months ended June 30, 1998 to $1.4 million for the three months ended June 30, 1999, primarily as a result of increased net sales of ticket inventory at the Company's Central Florida marketing company. Other expenses increased $0.5 million or 31.3%, from $1.6 million for the three months ended June 30, 1998, to $2.1 million for the three months ended June 30, 1999, primarily as a result of $1.2 million in expenses incurred in connection with the proposed Merger and legal fees and settlement costs relating to a lawsuit settled in July 1999. The impact of these expenses was largely offset by approximately $1.1 million in income credited to developer operations from the results of the resort operations. Minority interest decreased $0.2 million from $0.3 million for the three months ended June 30, 1998 to $0.1 million for the three months ended June 30, 1999, reflecting the smaller losses from operations from consolidated ventures which are not wholly owned.

Operating income, excluding amounts for excess value recognized and minority interest, increased 38.3% to $11.2 million, or 14.8% of total revenues, during the three months ended June 30, 1999 from $8.1 million, or 14.1% of total revenues, during the three months ended June 30, 1998.

Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998.

Revenue:

For the six months ended June 30, 1999, the Company recognized total revenues of $143.5 million compared to $104.7 million for the six months ended June 30, 1998, an increase of $38.8 million, or 37.1%. This increase is primarily due to a $29.9 million, or 39.3%, increase in sales of vacation ownership interests (VOI's) from $76.1 million during 1998 to $106.0 million during 1999. VOI sales increased due to a 24.4% increase in the number of VOI's sold from 8,105 in the six months ended June 30, 1998 to 10,084 in 1999, a 5.6% increase in the average sales price from $9,607 to $10,149 and the recognition in the first quarter 1999 of $3.8 million in VOI sales as calculated under the percentage of completion method for the Company's Scottsdale resort. Annualizing alternate year VOI sales, the number of VOI's sold during the six months ended June 30, 1999, increased 20.4% to 7,988 from 6,637, and the average sales price per interval increased 9.2% to $12,812 from

$11,732. The increase in VOI sales resulted from increased VOI sales at the Company's Vistana Resort in Orlando, its resort at Myrtle Beach, and Vistana Resort at World Golf Village. In addition, VOI sales increased for the six months ended June 30, 1999 due to VOI sales at the Lakeside Terrace and Scottsdale resorts which are included in revenues in 1999, but only in the three months ended June 30, 1998. The increase in average sales price reflects increased volume from resorts with higher price-point inventory, offset by higher sales of alternate-year VOI's.

Interest income increased 33.6% to $16.3 million from $12.2 million due to a 28.2% increase in the average principal amount of net customer mortgages receivable, from $185.5 million at June 30, 1998 to $237.9 million at June 30, 1999.

Resort revenue increased 45.5%, from $10.1 million to $14.7 million, primarily as a result of increased room rentals due to an increase in rooms available for rental and higher occupancy levels. Telecommunication revenues (guest telephone charges at the Company's resorts and revenues from contracting services provided to third parties) decreased 4.9% from $4.1 million for the six months ended June 30, 1998 to $3.9 million for the six months ended June 30, 1999, primarily due to lower revenue from contracting services offset by increased guest telephone charges from higher resort occupancy.

Costs and Operating Expenses:

Total costs and operating expenses increased 37.2% to $125.4 million from $91.4 million, an increase as a percentage of total revenues from 87.3% in 1998 to 87.4% in 1999. VOI cost of sales (product cost), as a percentage of VOI sales, increased from 21.6% in 1998 to 23.2% in 1999, primarily reflecting an increased mix of higher cost product at some of the Company's new resorts, lower seasonal pricing at the Company's Myrtle Beach resort during the first quarter 1999, a higher mix of one-bedroom VOI sales, and the acquisition of some higher cost product through lien foreclosures, offset by the increased sales of alternate-year VOI's. VOI cost of sales is expected to remain higher than 1998 levels as new resorts having increased land and construction costs comprise a larger part of the Company's VOI sales. Sales and marketing expenses increased 29.9% from $37.1 million in 1998 to $48.2 million in 1999, primarily due to a 39.3% increase in related VOI sales levels. As a percentage of VOI sales, sales and marketing expenses decreased from 48.8% in 1998 to 45.4% in 1999, primarily as a result of higher sales volume, lower costs at the Company's Myrtle Beach and Scottsdale resorts and increased efficiencies at Vistana Resort in Orlando, particularly from the Company's in-house and telemarketing programs.

Interest expense-treasury increased to $5.0 million in 1999 from $4.3 million in 1998, primarily as a result of increased levels of debt secured by customer mortgages receivable offset by a lower average cost of funds. Because a significant portion of the Company's indebtedness bears interest at variable rates and the Company's customer mortgages receivable earn interest at fixed rates, increases in short-term interest rates could have an adverse effect on the net interest margin earned by the Company on its customer mortgages receivable. The provision for doubtful accounts remained at 7.4% of VOI sales for the six months ended June 30, 1999, consistent with the same period of 1998. The Company periodically monitors its allowance for doubtful accounts to provide for future losses associated with any defaults on customer mortgages receivable. Management believes that the allowance is adequate for such future losses.

Resort expenses increased as a percentage of resort revenue from 85.1% for the six months ended June 30, 1998 to 90.2% for the six months ended June 30, 1999 as a result of increased operating costs at the Company's newer resorts, including the Myrtle Beach resort, Vistana Resort at World Golf Village and the Scottsdale resort, which are reflected in the six months ended June 30, 1999, but not in the comparable period of 1998. Resort expenses do not reflect certain income credited to the Company's developer operations from the results of its resort operations. (See also discussion of other expenses below.) Telecommunication expense increased as a percentage of telecommunication revenue as a result of lower than expected revenues from contracting services. General and administrative expenses increased from $9.3 million for the six months ended June 30, 1998 to $10.8 million for the six months ended June 30, 1999, decreasing as a percent of total revenues from 8.9% in 1998 to 7.5% in 1999. The decrease in general and administrative expenses as a percent of total revenues was primarily the result of economies of scale relating to increased revenue levels. Depreciation and amortization increased as a percentage of total revenues to 3.2% for the six months ended June 30, 1999, compared to 2.5% in the same period in 1998, primarily due to capital additions during the fourth quarter of 1998 and first quarter of 1999 for resort and sales facilities and information technology assets. Interest expense-other increased as a percentage of revenue from 0.8% for the six months ended June 30, 1998 to 2.7% in the same period in 1999 due to increased borrowings secured by real estate primarily related to the construction of additional VOI inventory. Interest expense-other excludes amounts capitalized of $1.2 million and $1.7 million for the six months ended June 30, 1999 and 1998, respectively.

Other revenue increased $0.3 million or 13.6% from $2.2 million for the six months ended June 30, 1998 to $2.5 million for the six months ended June 30, 1999, primarily as a result of increased net sales of ticket inventory at the Company's Central Florida marketing company. Other expenses increased $0.6 million or 18.8% from $3.2 million for the six months ended June 30, 1998 to $3.8 million for the six months ended June 30, 1999, primarily as a result of $1.2 million in expenses incurred in connection with the Merger Agreement, and legal fees and settlement costs relating to a lawsuit settled in July 1999. The impact of these expenses was largely offset by approximately $2.1 million in income credited to developer operations from the results of the resort operations. Minority interest increased $0.3 million from $0.6 million for the six months ended June 30, 1998 to $0.9 million for the six months ended June 30, 1999, reflecting the loss from operations from consolidated ventures which are not wholly owned.

Operating income, excluding amounts for excess value recognized and minority interest, increased 36.1% to $18.1 million, or 12.6% of total revenues, during the six months ended June 30, 1999 from $13.3 million, or 12.7% of total revenues, for the six months ended June 30, 1998.

Cumulative Effect of a Change in Accounting Principle:

On January 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Cost of Start-up Activities" (SOP 98-5), issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that future costs of start-up activities be expensed as incurred. The effect of initially applying the provisions of SOP 98-5 was reported as a change in accounting principle and, thereafter, all such costs have been expensed as incurred. The change in accounting principle resulted in the write-off of the costs capitalized as of December 31, 1998. The cumulative effect of the write-off, which totaled $0.6 million (net of tax), was expensed in the first quarter 1999 and is reflected in the condensed consolidated statements of income for the six months ended
June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations from the sales and financing of VOI's, resort operations, management activities and telecommunication services. With respect to the sale of VOI's, the Company generates cash for operations from (i) customer down payments and (ii) third-party financing of customer mortgages receivable in amounts typically equal to 90% of the related customer mortgage receivable. The Company generates additional cash from the financing of VOI's equal to the difference between the interest received on the customer mortgages receivable and the interest paid on the notes payable secured by the Company's pledge of such customer mortgages receivable (which averaged 7.1% at June 30, 1999). As of June 30, 1999, the customer mortgages receivable portfolio averaged a 14.5% stated rate of interest. Net cash provided by operations for the six months ended June 30, 1999 was $15.8 million, and net cash used by operations was $0.4 million for the six months ended June 30, 1998. The increase in cash provided by operations for the six months ended June 30, 1999, reflects a decrease in the level of construction activities offset by a decrease in customer deposits which resulted from the deeding of sales at resorts which were previously in pre-opening sales.

Net cash used in investing activities for the six months ended June 30, 1999 and 1998 was $41.7 million and $53.0 million, respectively. The decrease in 1999 is principally due to decreases in restricted cash in the form of customer deposits related to the deeding of sales at resorts which were previously in pre-opening sales, offset slightly by increased sales of VOI's and the related increase in origination of customer mortgages receivable.

Net cash provided by financing activities was $34.3 million during the six-month period ended June 30, 1999 and $59.1 million in the comparable period in 1998. The decrease reflects lower borrowing levels combined with an increase in repayment levels.

The Company requires funds to finance the acquisition and development of vacation ownership resorts and related inventory, to finance customer purchases of VOI's and to fund working capital. Historically, these funds have been principally provided by indebtedness secured by customer mortgages receivable, a portion of the Company's land, construction in progress and inventory of unsold VOI's, and other assets. As of June 30, 1999, the Company had $153.1 million outstanding under its notes payable secured by customer mortgages receivable, $103.9 million outstanding under its notes payable secured by its land, construction in progress and VOI inventory, and $19.7 million of other secured and unsecured notes payable.

The Company's current credit facilities (the "Credit Facilities") provide for term loans, of which $141.8 million were outstanding as of June 30, 1999, and revolving lines of credit, of which $104.6 million were outstanding related to notes payable secured by customer mortgages receivable, and $13.3 million were outstanding related to notes secured by land, construction in progress and VOI inventory. At June 30, 1999, total committed but unused available capacity under the revolving lines of credit (assuming the availability of sufficient receivables or other qualified assets) and term loans was $90.3 million and $53.6 million, respectively. In addition, the Company has a $20.0 million revolving unsecured line of credit, which had a remaining capacity of $3.0 million as of June 30, 1999. As of June 30, 1999, the Company's term loans and revolving lines of credit accrued interest at various rates between 6.10% and 9.75% per annum. Approximately $228.1 million of the Company's indebtedness bears interest at variable rates based on fixed spreads over a specified reference rate. The Company bears the risk of increases in interest rates with respect to this indebtedness.

As of June 30, 1999, the Company's scheduled principal payments on its long-term indebtedness through 2003 (excluding payments on Credit Facilities secured primarily by customer mortgages receivable, as discussed below) were $40.5 million in 1999 (remaining six months), $35.1 million in 2000, $14.2 million in 2001, $18.2 million in 2002 and $15.5 million in 2003 and thereafter. The foregoing principal repayment obligations exclude amounts due on notes payable secured by customer mortgages receivable, including the notes issued in connection with the 1998 securitization of $66.2 million in customer mortgages receivable, as such notes do not have fixed principal amortization dates. Rather, all collections of principal and interest on the receivables serving as collateral for these notes are paid to the lender on a monthly basis. Payments are first applied to outstanding interest and then to principal. The total amount of customer mortgages receivable pledged was $173.2 million and $160.9 million at June 30, 1999 and December 31, 1998, respectively.

At June 30, 1999, the Company's inventory of VOI's was 24,524 compared to 17,729 at June 30, 1998, an increase of 38.3%. The increase since June 30, 1998, resulted from the addition of units at the Company's Vistana Resort in Orlando, its resort at Myrtle Beach, and Vistana Resort at World Golf Village, and at the Scottsdale and Lakeside Terrace resorts which were completed in the quarter ended March 31, 1999.

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

During the three months ended June 30, 1999, the Company entered into a $9.8 million real estate facility which bears interest at LIBOR plus 1.5% and matures on July 20, 2014.

the vacation ownership industry. The Company is currently considering the acquisition of several additional land parcels for development of additional VOI inventory. The Company from time to time evaluates additional acquisitions of operating companies and related assets, but presently has no contracts or capital commitments relating to any such acquisitions.

In the future, the Company may, subject to certain limitations imposed by the Merger Agreement, negotiate additional or renewed credit facilities, issue debt or execute additional securitizations of customer mortgages receivable. Any debt incurred or issued by the Company may be secured or unsecured, bear interest at fixed or variable rates, and be subject to terms and conditions approved by management. The Company has historically enjoyed good credit relationships and has been successful in establishing new relationships and expanding existing credit facilities as its growth and opportunities have necessitated. Management believes the Company will continue to be able to borrow in this manner. However, adverse conditions in the capital or other financial markets, adverse financial performance by the Company or its subsidiaries, or the need for additional equity capital, could curtail or increase the cost of the Company's access to debt.

The Company believes that, if the Merger is completed as proposed, the cash generated from operations and future borrowings, including possible securitizations of customer mortgages receivable, will be sufficient to meet its working capital and capital expenditure needs for its current operations for the next 12 months. However, if the Merger is not completed, the Company would expect to consider the issuance of debt, equity or other securities within 12 months, with the proceeds being used to refinance debt, improve the Company's debt/equity ratio, finance acquisitions and additional resort development, or for general corporate purposes. Any decision to issue such securities would depend upon a number of factors, including the Company's growth opportunities, conditions in the capital and other markets and the availability and cost of alternative forms of financing.

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

Inflation

Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years. Due to the current economic climate, the Company does not expect that inflation and changing prices will have a material impact on the Company's revenues, operating income or net income. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its customer mortgages. In addition, to the extent inflationary trends reduce consumer confidence or disposable income, such events could adversely affect VOI sales and the performance of the Company's customer mortgages receivable.

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

Year 2000

During the quarter ended June 30, 1999, the Company continued its efforts to minimize the risk of disruption from the "year 2000 (`Y2K') problem." This problem results from computer programs having been written using two digits (rather than four) to store date information. The Company's overall plan to address the Y2K problem is described more fully in its Annual Report on Form 10-K for the year ended December 31, 1998, and the following is an update of the information included therein.

IT Systems and non-IT Systems - Remediation efforts (including testing and certification) continued with respect to the Company's previously identified "critical" and "important" systems. At the end of the second quarter all "critical" systems have been tested and certified as Y2K compliant. The Company continues to expect that all "important" systems will be tested and certified by September 1999.

Costs - Total anticipated expenditures related to the Y2K project remain on target and are not expected to require significant incremental internal resources or third-party expense.

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

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning the Company's future prospects and financial performance, expansion plans, business strategies and their intended results, and similar statements about anticipated future events and expectations that are not historical facts. Such statements are subject to numerous risks and uncertainties, including the effects of economic conditions, interest rates, consumer demand, payment and default risks on customer mortgages receivable, competitive conditions, the impact of government regulations and approval requirements, the availability and cost of capital to finance future growth, the ability to acquire, develop and sell vacation ownership inventory cost-effectively, the availability of qualified personnel, the ability to transfer the experience and historical operating results of the Company's mature resorts to its new properties, the ability to avoid disruption from year 2000 technology problems, the satisfactory completion of proposed joint venture, licensing, financing and other agreements, the satisfaction of various conditions and compliance with various covenants contained in the Company's existing agreements, and other risks described in the Company's filings with the Securities and Exchange Commission on Forms 10-K, 10-Q, 10-Q/A, and 8-K. Such risks could cause actual results to differ materially from those expressed or implied by forward-looking statements contained herein.

PART II.       OTHER INFORMATION


   ITEM 1.  LEGAL PROCEEDINGS

       None.

   ITEM 2.  CHANGES IN SECURITIES

       None.

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The 1999 annual meeting of shareholders of Vistana, Inc. was held on April 28, 1999.

b) All director nominees described in (c) below were elected. The following additional directors continued in office after the meeting: Jeffrey A. Adler, Laurence S. Geller, Charles E. Harris and Steven J. Heyer.

c) Certain matters voted on at the meeting and the votes cast with respect to such matters are as follows:

                                                                                     Votes Cast
                                                  -------------------------------------------------------------------------------
                                                     For                    Against               Abstain               Non-votes
Proposal                                          ----------                -------               -------               ---------
--------
Ratification of engagement of                     19,796,013                24,981                590                   1,455,999
 independent auditors

Election of Directors:
 James G. Brocksmith, Jr.                         19,812,484                    --              9,100                   1,455,999
 Raymond L. Gellein, Jr.                          19,805,884                    --             15,700                   1,455,999


   ITEM 5.  OTHER INFORMATION

       None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit 10.21-B Second Amendment to Loan and Security Agreement dated as of April 20, 1999 between Vistana Timeshare Mortgage Corp. and Dresdner Bank AG New York and Grand Cayman Branches

     Exhibit 10.27-A First Amendment to Master Vistana Resort Receivables Loan Facility and Ratification of Guaranty dated as of January 29, 1999 between Vistana, Inc. and Heller Financial, Inc.

     Exhibit 10.27-B Second Amendment to Master Vistana Resort Receivables Loan Facility and Ratification to Guaranty dated as of April 30, 1999 between Vistana, Inc. and Heller Financial, Inc.

     Exhibit 10.27-C Third Amendment to Master Vistana Resort Receivables Loan Facility and Ratification of Guaranty dated as of June 30, 1999 between Vistana, Inc. and Heller Financial, Inc.

     Exhibit 27:      Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES:

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                    VISTANA, INC.
                                     (Registrant)


Date:  August 12, 1999              By:  /S/ RAYMOND L. GELLEIN, JR.
       ------------------                -------------------------------
                                         Raymond L. Gellein, Jr.
                                         Chairman and Co-Chief Executive
                                         Officer


                                    By:  /S/ CHARLES E. HARRIS
                                         ---------------------------------
                                         Charles E. Harris
                                         Vice Chairman and Chief
                                         Financial Officer


                                    By:  /S/ MARK E. PATTEN
                                         -----------------------------------
                                         Mark E. Patten
                                         Vice President and Chief
                                         Accounting Officer